Form 10-Q
period 2001-03-31
HORIZON PCS INC
filed 2001-05-15
CIK 1113920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 13(d) of the Securities Exchange Act of 1934

                        Commission file number: 333-51240


                                Horizon PCS, Inc.
             (Exact name of Registrant as specified in its charter)


                   Delaware                                  31-1707839
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)

                               68 East Main Street
                          Chillicothe, Ohio 45601-0480
                    (Address of principal executive offices)

                                 (740) 772-8200
                         (Registrant's telephone number,
                             including area code).

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

                  Outstanding common stock, as of May 10, 2001:
                        No shares of class A common stock
                    53,806,200 shares of class B common stock

                                HORIZON PCS, INC.

                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS
                                                                                                             Page
PART I   FINANCIAL INFORMATION...............................................................................2

         Item 1.    Financial Statements.....................................................................2

         Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000...........2

         Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended
               March 31, 2001 and 2000.......................................................................4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
               March 31, 2001 and March 31, 2000.............................................................5

         Notes to Interim Condensed Consolidated Financial Statements (Unaudited)............................6

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................. 12

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk..............................18

PART II  OTHER INFORMATION..................................................................................18

         Item 5.    Other Information.......................................................................18

         Item 6.    Exhibits and Reports on Form 8-K........................................................31


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements



                                HORIZON PCS, INC.

             Consolidated Financial Statements As Of March 31, 2001

Condensed Consolidated Balance Sheets
at March 31, 2001 (unaudited) and December 31, 2000
--------------------------------------------------------------------------------

                                                                                March 31,            December 31,
                                                                                   2001                  2000
                                                                              ---------------       ---------------
                                                                               (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  110,586,257        $  191,417,394
   Accounts receivable - subscriber, less allowance for doubtful accounts of  $1,113,000 and $901,000 at March 31, 2001 and
     December 31, 2000, respectively                                               5,227,069             3,259,634
   Interest receivable, prepayments and other                                      4,293,868             4,338,578
   Receivable from affiliate                                                       1,874,864               741,453
   Equipment inventory                                                             2,868,506             3,850,335
   Short-term investments                                                         31,976,767             2,895,646
                                                                              ---------------       ---------------

              Total current assets                                               156,827,331           206,503,040
                                                                              ---------------       ---------------

INVESTMENTS AND OTHER ASSETS:
   Investment in Parent                                                            1,124,573             1,120,262
   Intangible assets                                                              52,167,879            52,879,934
   Unamortized debt expense and other                                             15,038,290            14,855,469
                                                                              ---------------       ---------------

              Total investments and other assets                                  68,330,742            68,855,665
                                                                              ---------------       ---------------

PROPERTY AND EQUIPMENT:
   In service                                                                     98,353,161            72,017,575
   Less- Accumulated depreciation                                                (11,958,961)           (9,259,862)
                                                                              ---------------       ---------------

              Property and equipment in service, net                              86,394,200            62,757,713

   Construction work in progress                                                  53,908,052            46,944,132
                                                                              ---------------       ---------------

              Total property and equipment                                       140,302,252           109,701,845
                                                                              ---------------       ---------------

              Total assets                                                     $ 365,460,325         $ 385,060,550
                                                                              ===============       ===============


(Continued on next page)

HORIZON PCS, INC.

Condensed  Consolidated  Balance  Sheets
As of March 31,  2001 and December 31, 2000
(continued)
--------------------------------------------------------------------------------

                                                                                March 31,            December 31,
                                                                                   2001                  2000
                                                                              ---------------       ---------------
                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                    $  35,315,752         $  42,762,050
    Payable to Parent                                                                422,552               427,747
    Payable to affiliates                                                          2,000,482             1,114,727
                                                                              ---------------       ---------------

              Total current liabilities                                           37,738,786            44,304,524
                                                                              ---------------       ---------------

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
    Long-term debt                                                               190,823,365           185,283,104
    Deferred income and other liabilities                                          9,720,622             8,712,404
                                                                              ---------------       ---------------

              Total deferred credits and other long-term liabilities             200,543,987           193,995,508
                                                                              ---------------       ---------------

              Total liabilities                                                  238,282,773           238,300,032
                                                                              ---------------       ---------------

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK                                                      137,054,862           134,421,881

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, 10,000,000 shares authorized, none issued or
     outstanding, at $0.0001 par value                                                     -                     -
   Common stock - class A, 300,000,000 shares authorized, none issued
     or outstanding, at $0.0001 par value                                                  -                     -
   Common stock - class B, 75,000,000 shares authorized,  58,485,000 issued, 58,471,934 outstanding at March 31, 2001 and December 31,
     2000, respectively, at $0.0001 par value                                          5,849                 5,849
   Treasury stock - class B, 13,066 shares, at $8.50 per share                      (111,061)             (111,061)
   Accumulated other comprehensive income                                           (298,905)                    -
   Additional paid-in capital                                                     91,617,653            91,617,653
   Deferred stock compensation                                                    (2,098,207)           (2,275,444)
   Retained deficit                                                              (98,992,639)          (76,898,360)
                                                                              ---------------       ---------------

              Total stockholders' equity (deficit)                                (9,877,310)           12,338,637
                                                                              ---------------       ---------------

              Total liabilities and stockholders' equity (deficit)            $  365,460,325        $  385,060,550
                                                                              ===============       ===============

The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PCS, INC.

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2001 and March 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

                                                                     For the Three Months Ended
                                                                             March 31,
                                                                -------------------------------------
                                                                      2001                2000
                                                                ------------------  -----------------
OPERATING REVENUES:
   Subscriber revenues                                          $   11,332,513      $   2,322,477
   Roaming revenues                                                  6,114,459            561,428
   Equipment revenues                                                1,075,964            618,628
                                                                ------------------  -----------------
              Total operating revenues                              18,522,936          3,502,533
                                                                ------------------  -----------------

OPERATING EXPENSES:
   Cost of services                                                 15,820,865          2,945,362
   Cost of equipment                                                 2,189,910          1,647,897
   Selling, general and administrative expenses                     13,114,810          3,731,270
   Non-cash compensation expense                                      177,237              86,119
   Depreciation and amortization                                     3,414,043            878,970
                                                                ------------------  -----------------
              Total operating expenses                              34,716,865          9,289,618
                                                                ------------------  -----------------

OPERATING LOSS                                                     (16,193,929)        (5,787,085)

   Interest income and other, net                                    2,886,220            279,723

   Interest expense, net                                            (6,150,947)          (715,422)
                                                                ------------------  -----------------

LOSS ON CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE
   (BENEFIT)                                                       (19,458,656)        (6,222,784)
                                                                ------------------  -----------------

Income tax EXPENSE (benefit)                                                 -           (716,624)
                                                                ------------------  -----------------

LOSS ON CONTINUING OPERATIONS                                      (19,458,656)        (5,506,160)
                                                                ------------------  -----------------

DISCONTINUED OPERATIONS
   Income from discontinued operations, net of tax
     expense of  $72,763 for the three months ended
     March 31, 2000                                                          -            141,245
                                                                ------------------  -----------------

NET LOSS                                                           (19,458,656)        (5,364,915)
                                                                ------------------  -----------------

PREFERRED STOCK DIVIDEND                                            (2,635,623)                 -
                                                                ------------------  -----------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                       $  (22,094,279)     $  (5,364,915)
                                                                ==================  =================

Basic and diluted loss per share from continuing operations     $        (0.38)     $       (0.10)
Basic and diluted income per share from discontinued
    operations                                                               -                  -
                                                                ------------------  -----------------
Basic and diluted loss per share available to common
    stockholders                                                $        (0.38)     $       (0.10)
                                                                ==================  =================

Weighted average shares outstanding                                 58,471,934         53,806,200
                                                                ==================  =================



The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PCS, INC.

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2001 and March 31, 2000
(Unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months Ended March 31,
                                                                ---------------------------------------
                                                                      2001                 2000
                                                                ------------------  -------------------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                $  (19,650,101)     $        29,556
                                                                ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                       (32,053,689)            (769,070)
   Investment in Parent                                                      -          (11,835,000)
   Dividend received                                                    (4,311)                   -
   Cash investments                                                (31,976,767)                   -
   Proceeds from the sale of fixed assets                                    -              700,000
   Notes payable for investment in joint venture - repayments                -           (1,032,000)
   Proceeds from return of investments in RTFC subordinated
      capital certificates                                           2,895,646                    -
   Equity in investments, net                                                -                4,389
                                                                ------------------  -------------------
              Net cash used in investing activities                (61,139,121)         (12,931,681)
                                                                ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                     -              810,462
   Deferred financing fees and other                                   (41,915)            (774,100)
   Notes payable - borrowings                                                -           13,000,000
                                                                ------------------  -------------------
              Net cash provided by (used in) financing
                activities                                             (41,915)          13,036,362
                                                                ------------------  -------------------

NET INCREASE / (DECREASE)  IN CASH AND CASH EQUIVALENTS            (80,831,137)             134,237

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     191,417,394              146,806
                                                                ------------------  -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  110,586,257      $       281,043
                                                                ==================  ===================


The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PCS, INC.
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

(1)  General

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature.


(2)  Organization and Business Operations

     The Company provides  primarily wireless personal  communications  services
     (PCS). The Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation during 1998. These agreements, as amended, provide the Company with the exclusive right to build, own, and manage a wireless voice and data services network in markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee, and Maryland under the Sprint PCS brand. HPCS is required to build out the wireless network according to Sprint PCS specifications. The term of the agreements is 20 years with three successive 10-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee did not commence until HPCS converted to a fully branded Sprint affiliate in October 1999. The management agreements included indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     In May 2000, the Company expanded its management agreement with Sprint PCS. This allows the Company to have the exclusive right to build, own and manage a wireless voice and data services network in markets located in Pennsylvania, New York, Ohio and New Jersey.

     On April 26, 2000, Horizon Telcom, Inc. (the Parent) formed Horizon PCS, Inc. (the Company or HPCS). On June 27, 2000, Horizon Telcom, Inc. transferred its 100% ownership of Horizon Personal Communications, Inc.
     (HPC) to HPCS in exchange for 53,806,200 shares of stock of HPCS (as adjusted for the 1.1697-for-one stock split in the form of a stock dividend effective on September 8, 2000). This transfer was accounted for as a reorganization of companies under common control in a manner similar to a pooling-of-interests in the consolidated financial statements. Accordingly, the reorganization and the adjusted number of shares outstanding have been reflected retroactively and the prior financial statements of Horizon Personal Communications, Inc. are presented as those of HPCS. HPC will continue to exist and conduct business as a wholly-owned subsidiary of the Company.


(3)  Summary of Significant Accounting Policies

     Note 2 to the Notes to the Consolidated Financial Statements in the Company's December 31, 2000 Financial Statements summarizes the Company's significant accounting policies.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the
     Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include the accounts of the Company and its wholly-owned subsidiaries, including HPC and Bright Personal Communications Services, LLC, from the date of its acquisition in June 2000. All material intercompany transactions and balances have been eliminated.

HORIZON PCS, INC.
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

     Revenue Recognition

     The Company sells handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as subscriber revenue. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto the Company's network.

     The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (36 months) that are assessed an activation fee. For the three months ended, March 31, 2001, the Company has recognized approximately $56,000 of activation fee revenue and has deferred $389,000 of activation fee revenue and direct customer activation expense. The total amount deferred at March 31, 2001 is approximately $727,000.

     Net Loss per Share

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98. Basic and diluted loss per share from continuing operations is computed by dividing loss on continuing operations, less preferred stock dividends, for each period, by the weighted-average outstanding common shares.

     Basic and diluted net loss available to common stockholders per share of common stock is computed by dividing net loss available to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents (options or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share are the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options, the stock purchase warrants and the convertible preferred stock. These items will be included in the fully diluted earnings per share calculation when dilutive.

     Financial Instruments

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense.

     Horizon PCS has adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities. These statements established accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Pursuant to the derivative criteria established by SFAS No. 133, items with exposure to variability in expected future cash flows that is attributable to a particular risk is considered a cash flow hedge. The exposure may be associated with an existing recognized asset or liability such as future interest payments on variable-rate debt. During the first quarter of 2001, Horizon PCS entered into an interest rate swap on one half ($25,000,000) of the current outstanding debt ($50,000,000) borrowed under the Senior Secured Credit Facilities. The Company recorded an unrealized loss of approximately $299,000 in other comprehensive income associated with the change in the fair value of the swap.

HORIZON PCS, INC.
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.


(4)  Acquisitions

     During 1999 the Company entered into a joint venture agreement through the purchase of 25.6% of Bright Personal Communications Services, LLC (BPCS). The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide personal communications services in Ohio, Indiana, and Michigan.

     On June 27, 2000, the Company acquired the remaining 74.4% of BPCS in exchange for 8% of the Company's class B common stock (4,678,800 shares valued at approximately $34,000,000) and approximately 40% of the Horizon
     Telcom,   Inc.   common  stock  owned  by  HPC  (31,912  shares  valued  at
     $15,300,000).

     This acquisition was treated as a purchase for accounting purposes. The consolidated statement of operations includes the results of BPCS from June 28, 2000.

     In conjunction with this transaction, the Company also acquired the BPCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in BPCS' markets. The Company has recognized an intangible asset totaling $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000. Amortization expense for the three months ended March 31, 2001 is approximately $427,000.

     The purchase price, as preliminarily allocated, exceeds the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill will be amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the three months ended March 31, 2001 is approximately $97,000.

     The preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed is summarized below:

     Working  capital . . . . . . . . . . . . . . . . . . . .  $  2,072,000
     Property and equipment   . . . . . . . . . . . . . . . .     6,328,000
     Sprint PCS licenses  . . . . . . . . . . . . . . . . . .    33,000,000
     Goodwill . . . . . . . . . . . . . . . . . . . . . . . .     7,777,752
     Other assets . . . . . . . . . . . . . . . . . . . . . .       122,000

     The following unaudited pro forma summary presents the net revenues, net loss and loss per share from the combination of the Company and BPCS, as if the acquisition had occurred at the beginning of the 2000 fiscal year. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations of the combined enterprise:

                                                             Three Months Ended
                                                               March 31, 2000
                                                            --------------------
     Net revenue. . . . . . . . . . . . . . . . . . . . . . $       2,995,416
     Net loss . . . . . . . . . . . . . . . . . . . . . . .        (5,869,077)
     Basic and diluted  loss per share  . . . . . . . . . .             (0.10)

HORIZON PCS, INC.
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

     Prior to acquisition, BPCS had not commenced revenue-generating operations and was paying a management fee to its investor, HPCS. The management fee recognized by HPCS in the period prior to the acquisition date is included in net revenue. In the pro forma disclosure above, this management fee revenue is fully eliminated.


(5)  Comprehensive Income

     The Company's comprehensive income (loss) consists of net loss available to common stockholders and net unrealized loss on derivative instruments (interest rate swap), as follows:

                                                              For the
                                                    three months ended March 31,
                                                    ----------------------------
                                                     2001                  2000
                                                    -------------  -------------

     Net loss available to common stockholders      $(22,094,279)  $ (5,364,915)
     Net unrealized loss on derivative instruments      (298,905)             -
                                                    -------------  -------------
     Total comprehensive loss                       $(22,094,279)  $ (5,364,915)
                                                    =============  =============

(6)  Investments

     At March 31, 2001, the Company held $31,976,767 of short-term investments in marketable securities with maturities greater than three months but less than twelve months.


(7)  Discontinued Operations

     Effective April 1, 2000, the Company transferred its Internet, long distance and other businesses unrelated to its wireless operations to United Communications, Inc. (United), a wholly-owned subsidiary of the Parent. Accordingly, the results of operations for these business units have been reported as discontinued operations in the prior period.

     Operating results for the three months ended March 31, 2000 for these businesses are as follows:

                                                Three Months Ended
                                                     March 31,
                                                       2000
                                               ---------------------

         Total revenue                             $  1,046,313

         Operating income before income taxes           214,008

         Earnings before income taxes                   214,008

         Income tax expense                             (72,763)
                                                   --------------
         Net Income from discontinued operations   $    141,245
                                                   ==============

HORIZON PCS, INC.
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

(8)  Commitments and Contingencies

     Operating Leases

     The Company leases office space and various equipment under several operating leases. In October 1999, the Company signed a tower lease agreement with a third party whereby the Company will lease the towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, the Company will receive a site development fee from the tower lessor for certain tower sites which the lessor constructs on behalf of the Company. Such fees are deferred and amortized over the life of the related lease.

     Construction Expenditures

     Construction expenditures in 2001 are estimated to be $125,600,000. The majority of the estimated expenditures are for the build-out of the Personal Communications Services Network.

     Legal Matters

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations, cash flows or financial condition.

     Vendor Agreements

     In August 1999, the Company entered into a wholesale network services agreement with a third-party vendor. The initial term is through June 8, 2008 with four automatic ten-year renewals. The monthly billings under the agreement are based on usage. No minimum usage is required under the agreement.

     Guarantees

     The senior discount notes are guaranteed by the Company's existing subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, and will be guaranteed by all of the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations. The guarantees are general unsecured obligations. Each guarantor fully and unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal of, and premium and liquidated damages, if any, and interest on the senior discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors. The ability of holders of the senior discount notes to receive payment on the guarantees is subordinated in right of payment to all senior debt, including all obligations under the Company's senior secured credit facility.


(9)  Related Parties

     The Company has non-interest bearing receivables from and payables to affiliated companies (other subsidiaries of the Parent) related to advances made to and received from or for services received from these affiliated companies. At March 31, 2001 and December 31, 2000, the Company has a net payable to the Parent for Federal income taxes. The balances due to/from related parties as of March 31, 2001 and December 31, 2000 are as follows:

HORIZON PCS, INC.
Notes to Interim Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

                                            March 31,           December 31,
                                              2001                  2000
                                        ----------------      ----------------
         Receivable from affiliate  . .  $   1,874,864        $      741,453
         Payable to Parent  . . . . . .        422,552               427,747
         Payable to affiliates  . . . .      2,000,482             1,307,061

         During 2001 and 2000 affiliated companies provided the Company management, supervision and administrative services including financial services, regulatory services, human resource services and other administrative and support services. The cost of these management services for the three months ended March 31, 2001 and 2000 was approximately $1,612,000 and $739,000, respectively.

(10) Subsequent Event

     On April 2, 2001, the Company's Board approved distribution of the remaining shares of Horizon Telcom stock to employees of Horizon PCS (7,249 shares resulting in a non-cash stock compensation expense of approximately $725,000 in the second quarter of 2001).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements. See item 5 to this Form 10-Q for further information regarding several of these risks and uncertainties.

OVERVIEW

     As of March 31, 2001, we had launched service covering approximately 5.2 million residents, or approximately 51% of the total population in our territory, and had 84,681 customers. We expect to launch service to approximately 6.7 million residents, or 66% of the total population in our territory, by the third quarter of 2001, at which time our planned network build-out will be substantially complete.

     Under our agreements with Sprint PCS, we manage our network on Sprint PCS' licensed spectrum and have the right to use the Sprint and Sprint PCS brand names.

HISTORY AND BACKGROUND

     Horizon PCS is a subsidiary of Horizon Telcom. Horizon Telcom is a holding company which, in addition to Horizon PCS, owns 100% of The Chillicothe Telephone Company, a local telephone company in service for 105 years. Horizon Telcom also owns 100% of Horizon Services, which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of United Communications, a separate long distance and Internet services business. Prior to providing PCS service, we were a DirecTV affiliate. We sold that business in 1996. We also launched a successful Internet services business in 1995, which we transferred to United Communications in April 2000.

The following are key milestones in our business:

     o In November 1996, we acquired PCS licenses in the FCC's C Block auction giving us the right to provide service to five markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.0 million. In August 1997, approximately ten months after receiving our licenses, we launched PCS Service as an independent service provider operating under the Horizon Personal Communications brand name. We were the third C Block licensee to launch PCS service in the United States and the first to use CDMA technology.


     o In June 1998, we returned all of our FCC licenses except for a portion of the license covering our Chillicothe, Ohio market, in exchange for the forgiveness of our FCC debt. In connection with the return of our FCC licenses, we agreed to become one of five charter Sprint PCS affiliates. Our initial grant of markets from Sprint PCS consisted of seven markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.6 million. This grant included the five markets for which we originally held licenses. In November 1998, we began offering Sprint PCS service. However, we continued to use Horizon Personal Communications as the primary brand for marketing our PCS service.

     o In August 1999, Sprint PCS granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky and Ohio with a total population of approximately 3.3 million. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related independent PCS providers offering services under the Intelos brand, and whose network is managed by CFW Communications. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets. Within two months of receiving our second grant from Sprint PCS, we were offering Sprint PCS service in 16 of our markets including eleven markets served under this agreement. If we use the Alliances' network to the fullest extent permitted by our agreement, the Alliances' network would provide service to markets with a total population of 3.3 million and coverage to 1.8 million residents, or 52% of the total population.

     o In September 1999, Horizon Telcom, our parent company, sold its interest in the towers it owned to SBA Towers, Inc. for $15.7 million and invested the net proceeds in us. Prior to the sale, we had been leasing the towers from Horizon Telcom. We now lease those towers from SBA. Concurrently with the tower sale, we entered into a build-to-suit agreement with SBA for the construction of new towers as part of our network build-out. Under the terms of the agreement, we receive site development fees and reduced lease rates for specified towers constructed by SBA and leased to us as an anchor tenant.

     o In September 1999, we became one of the founders of Bright PCS, receiving a 26% equity stake in exchange for approximately $3.1 million. Shortly after our investment, Bright PCS became the exclusive Sprint PCS affiliate for 13 markets in Indiana, Ohio and Michigan, with a total population of approximately 2.4 million. At that time, we also entered into a management agreement with Bright PCS under which we agreed to manage all of Bright PCS' network build-out and operations. We launched service in substantially all of the Bright PCS markets in October 2000.

     o In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint PCS' major national retailers. Since that transition, we have experienced an accelerated growth in our customer base.

     o In May 2000, Sprint PCS granted us an additional 17 markets in Pennsylvania, New York, Ohio and New Jersey with a total population of approximately 2.9 million. In September 2000, we substantially completed the purchase from Sprint PCS of the assets related to our new markets.

     o In June 2000, we acquired the remaining 74% of Bright PCS that we did not already own to become a 100% owner. As consideration for the outstanding Bright PCS equity, we exchanged 4.7 million shares of our class B common stock equal to 8% of our outstanding shares of all classes of our common stock prior to this offering, and 31,912 shares of Horizon Telcom common stock equal to 8% of the outstanding shares of Horizon Telcom, which we acquired in February 2000.

     o On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrently, holders of our $14.1 million short term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. Concurrently, the Company received $149.7 million from the issuance of $295.0 million of senior discount notes due 2010 and $50.0 million of term loans from our $225.0 million senior secured credit facility (later increased to a $250.0 million facility).


RESULTS OF OPERATIONS

     Service revenues consist primarily of PCS subscriber revenues, Sprint PCS roaming revenues and non-Sprint PCS roaming revenues. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to our customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consists of Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. We receive Sprint PCS roaming revenues at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include payments from wireless service providers, other than Sprint PCS, when those providers' subscribers roam on our network.

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues and revenues from sales of equipment. We report the amounts retained by Sprint PCS as selling, general and administrative expenses.

     Equipment revenues consist of digital handsets and accessories sold to our customers. Certain of our equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the merchandise is sold by the distributors.

The following table sets forth a breakdown of our revenues by type.



                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                     ----------------------------------------
                                            2001                 2000
                                       (DOLLARS IN THOUSANDS, EXCEPT ARPU)

                                      AMOUNT       %         AMOUNT       %

Subscriber revenues .............     $ 11,333    61%         $2,323     66%
Roaming revenues ................        6,114    33%            561     16%
Equipment revenues ..............        1,076     6%            619     18%
                                     -----------          ------------
Total revenues ..................      $ 18,523                $3,503
                                     ===========          ============

ARPU (including roaming)(1)......           $80                   $60
ARPU (excluding roaming)(1)......            53                    48


(1) ARPU, average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of digital subscriber units for that month. ARPU, including roaming, is ARPU with Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. ARPU excluding roaming excludes Sprint PCS roaming and travel and non-Sprint PCS roaming and travel.


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Subscriber Revenues. Subscriber revenues for the three months ended March 31, 2001 were $11.3 million, compared to $2.3 million for the three months ended March 31, 2000, an increase of $9.0 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had 84,681 customers at March 31, 2001, compared to 19,838 at March 31, 2000. We believe our customer base has grown because we have launched additional markets and increased our sales force. ARPU without roaming increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 to $53 from $48 primarily as a result of the mix of the packages our customers have selected. Our subscribers have selected packages with higher monthly recurring charges.

     Roaming Revenues. Roaming revenues increased from $561,000 for the three months ended March 31, 2000 to $6.1 million for the three months ended March 31, 2001, an increase of $5.6 million. ARPU including roaming increased from $60 to $80 for the three months ended March 31, 2000 to March 31, 2001, respectively. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and western
Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out, including completing other portions of our network covering additional heavily traveled highways.

     On April 27, 2001, Sprint PCS and its affiliates agreed on a new travel rate structure, decreasing the per minute receivable and payable for travel usage from its previous amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) on January 1, 2002. We expect this decrease in the rate to reduce our overall revenue and expense per minute. We anticipate this rate reduction to be offset by volume increases resulting in greater overall travel revenue and expense in the future.

     Equipment Revenues. Equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the three months ended March 31, 2001 were $1.1 million, compared to $600,000 for the three months ended March 31,

2000, an increase of $500,000. The increase in equipment revenues is the result of our increase in customers. We added 18,234 customers in the first quarter of 2001 compared to 6,089 in the first quarter of 2000.

     Cost Of Services. Cost of services includes site rent, utilities, maintenance, engineering and network personnel, interconnection expenses, Sprint PCS roaming fees, non-Sprint roaming fees, and other expenses related to operations. We pay Sprint PCS roaming fees to Sprint PCS when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks. Also included in cost of services are costs incurred under our network services agreement with the Alliances. We pay the Alliances a per minute usage charge whenever our customers use the network.

     Under our build-to-suit agreement with SBA, we receive certain site development fees for towers SBA constructs and leases to us under our build-to-suit agreement. Each site development fee received is recorded as a deferred credit and is amortized over the term of the lease, thereby effectively reducing our tower lease expense.

     Cost of services for the three months ended March 31, 2001 was $15.8 million, compared to $2.9 million for the three months ended March 31, 2000, an increase of $12.9 million. This increase reflects the increase in Sprint PCS roaming fees of $3.3 million, the increase in costs incurred under our network services agreement with the Alliances of $3.2 million, the increase in network operations, including tower lease expense, of $3.1 million, network payroll expense of $1.1 million, and the increase in other variable expenses, including long distance toll charges, of $2.2 million. As noted under roaming revenues above, we anticipate the travel rate reduction to be offset by volume increases resulting in greater overall travel expense in the future.

     Cost Of Equipment. Cost of equipment includes the costs of handsets and accessories sold by us to our customers. Cost of equipment for the three months ended March 31, 2001 was $2.2 million, compared to $1.6 for the three months ended March 31, 2000, an increase of $600,000. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. We added 18,234 customers in the first quarter of 2001 compared to 6,089 in the first quarter of 2000. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Selling, General And Administrative Expenses. Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative costs. Sales and marketing expenses relate to salaries and commissions paid to our sales representatives and sales support personnel, commissions paid to national and local third party distribution channels, operating costs associated with our retail stores, costs associated with distribution channels, handset subsidies on units sold by third parties for which we do not record revenue, and marketing and advertising programs. General and administrative costs relate to corporate personnel, including executives and customer care. The 8% of collected service revenues retained by Sprint PCS is included in selling, general and administrative costs.

     Also included in general and administrative costs are costs associated with functions performed for us by Horizon Services under our services agreement. These include finance functions, billing and collections, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     These services are provided for under a five-year agreement. We have the right to terminate the agreement at any time, subject to notice requirements. Horizon Services may terminate the agreement prior to its expiration date only in the event that we breach our obligations under the services agreement and we do not cure the breach.

     In May 2000, we agreed to begin purchasing certain back office services, including customer activation, billing and customer care, directly from Sprint PCS. Previously, we provided these services ourselves. We purchase these services from Sprint PCS at rates which reflect Sprint PCS' economies of scale. We expect that the total cost of these services will be at or below the total cost of providing the services ourselves due to anticipated rate reductions and Sprint PCS' ability to economically manage the support of new services. We also believe this arrangement will allow us to more quickly roll out new Sprint PCS products and services in our markets. During the third quarter of 2000, we began to transition our existing customers to Sprint PCS' back office services. The transition to Sprint PCS' back office services should be completed by the end of 2001. At March 31, 2001, nearly two-thirds of our customers were serviced via Sprint PCS back office services.

     Selling, general and administrative expenses rose to $13.1 million for the three months ended March 31, 2001, compared to $3.7 million for the same period in 2000, an increase of $9.4 million. This increase reflects the 8% fee paid to Sprint PCS on our increased collected service revenues (an increase of $800,000), the costs of servicing an increased coverage area, including 17 storefronts at March 31, 2001 compared to 3 at March 31, 2000 and the related marketing to the increased area (an increase of $3.7 million), additional customer support personnel and associated activities, including Sprint PCS support charges (an increase of $1.3 million), commissions paid to national and local third party distribution channels (an increase of $800,000), increased subsidies paid to third party vendors for handsets sold (an increase of $1.2 million), increased headcount and professional services at Horizon Services needed to support our growth (an increase of $800,000), and the increase in other general expenses ($800,000). We expect selling, general and administrative expenses to increase in the aggregate as we expand our coverage and add customers, but to decrease as a percentage of revenues.

     Non-Cash Compensation Expense. For the three months ended March 31, 2001 and 2000, we recorded stock-based compensation expense of $177,000 and $86,000 respectively for certain stock options granted in November 1999. The increase is attributable to a higher vesting percentage in 2001 compared to 2000. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $709,000 in 2001, $681,000 in 2002, $622,000 in 2003, $193,000 in
2004, and $71,000 in 2005. In addition, in the second quarter of 2001, the company will record $725,000 of non-cash compensation expense for the Horizon Telcom stock distributed in April 2001.

     Depreciation And Amortization Expense. Depreciation and amortization expenses increased by $2.5 million to a total of $3.4 million in 2001. The increase in depreciation reflects the continuing construction of our network. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, we recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint. These warrants will be amortized over the remaining term of the Sprint PCS management agreement resulting in $752,000 of amortization expense per year. Amortization expense for the quarter ended March 31, 2001 was approximately $188,000.

     Interest Income And Other, Net. Other income in the first quarter of 2001 was $2.9 million and consisted primarily of interest income. Interest income was generated from cash proceeds from our private equity sales, senior subordinated discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. The proceeds were invested in short term accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower daily interest income in the future.

     Interest Expense, Net. Interest expense for the three months ended March 31, 2001 was $6.2 million, compared to $715,000 in 2000, and consisted of interest on debt. Interest on our senior secured credit facility accrues at LIBOR plus our specified margin (approximately 9.1% at March 31, 2001). We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. Non-cash interest expense also included the amortized amount of deferred financing fees related to our senior secured credit facility, our senior subordinated discount notes, and the amortization of the related warrants. Total non-cash interest expense for the three months ended March 31, 2001 was $5.7 million. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build out and operating losses.

     In the first quarter of 2001, we entered into a two year interest rate swap effectively fixing $25.0 million of our term loan at a rate of 9.4%. We do not expect the effects of the swap to have a material impact to interest expense for the remainder of 2001. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of $299,000 was recorded as of March 31, 2001.

     Income Tax Expense (Benefit). Until September 26, 2000 we were included in the consolidated federal income tax return of Horizon Telcom. We provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax sharing agreement nor will we be able to recognize any net operating loss benefits until we start to generate taxable income. We did not record any income tax benefit for the three months ended March 31, 2001 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     Loss From Continuing Operations. Our loss from continuing operations for the three months ended March 31, 2001 was $19.5 million compared to $5.5 million for the three months ended March 31, 2000. The increase in our loss reflects the continued expenses relative to launching our markets and building our customer base.

     Discontinued Operations. In April 2000, we transferred our Internet, long distance and other businesses unrelated to the wireless operations to United Communications, a separate subsidiary of Horizon Telcom, at net book value. Accordingly, the results of operations for these business units have been reported as discontinued operations in the prior period.

     Preferred Stock Dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April
30. For the three months ended March 31, 2001, we accrued a stock dividend of $2.6 million. On May 1, 2001 we issued an additional 116,386 shares of preferred stock in payment of the stock dividends through April 30.


LIQUIDITY AND CAPITAL RESOURCES

     Through September 26, 2000 we financed our operations through equity contributions from Horizon Telcom and through debt financing provided by the Rural Telephone Finance Cooperative (RTFC). On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrent with the closing, holders of our $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. On September 26, 2000, the Company received $149.7 million from the issuance of $295 million of Senior Discount Notes due 2010. The notes accrete in value until October 1, 2005 at a rate of 14% compounded semi-annually. Also on September 26, 2000, we received $50.0 million as part of a $225.0 million senior secured credit facility led by First Union National Bank. The amount of the senior secured credit facility was increased to $250.0 million in November, 2000. At March 31, 2001, we had $200.0 million available under our senior secured credit facility.

     We expect that our future funding needs, including our anticipated funding needs over the next 12 months, will be provided by our existing working capital and borrowings under our new senior secured credit facility. Our funds will be used for capital expenditures and to fund working capital and operating losses.

     We anticipate that our existing cash and borrowings under our new senior secured credit facility will be adequate to fund our network build-out, anticipated operating losses and working capital requirements until we achieve positive earnings before interest, taxes, depreciation and amortization which we expect to achieve in the third quarter of 2003. From January 1, 2001 to December 31, 2001, we anticipate that our funding needs requirements will be approximately $187.9 million, of which approximately $125.6 million will be used for capital expenditures and the remainder will be utilized primarily to fund working capital and operating losses. The actual funds required to build-out our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of an expansion of our territory, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. If we are unable to obtain any necessary additional funding and we are unable to complete our network build-out, this may result in a termination of our Sprint PCS agreement. We will no longer be able to offer Sprint PCS products and services. Additionally, Sprint PCS may purchase our operating assets or capital stock for 72% of the entire business value.

     Net cash used in operating activities was $19.7 million for the three months ended March 31, 2001. This reflects the continuing use of cash for our operations to build our customer base.

     Net cash used in investing activities was $61.1 million for the three months ended March 31, 2001. Our capital expenditures were $32.1 million for the three months ended March 31, 2001, reflecting the continuing build out of our network. Net cash used for investing activities also consists of $32.0 million of short-term investments. These are investments of our excess cash balance in short-term marketable securities. As we continue to build our customer base and complete our network build out, we expect our borrowings will increase, decreasing our cash and investment balances.

     Net cash provided by financing activities for the three months ended March 31, 2001 was $42,000 consisting primarily of deferred financing fees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     For the three months ended March 31, 2001, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures about market risk. We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

     In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility. Our primary interest rate risk exposures relate to 1) the interest rate on our financing, 2) our ability to refinance our senior subordinated discount notes at maturity at market rates, and 3) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     Based on our outstanding balances at March 31, 2001, an increase of 1% in the base lending rate would result in a decrease in annual earnings of approximately $2.0 million.

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. In the first quarter of 2001, we entered into an interest rate swap effectively fixing $25.0 million of our term debt at a rate of 9.4%. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

     The carrying value of the financial instruments approximate fair value.


PART II - - OTHER INFORMATION

Item 5:  Other Information

     We Have Not Had Any Profitable Years In The Past Five Years And We May Not Achieve Or Sustain Operating Profitability Or Positive Cash Flow From Operating Activities.

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2003 while we continue to construct our network and grow our customer base. We have already incurred a total of approximately $19.5 million in net losses through March 31, 2001. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements, and our stockholders could lose all or part of their investment.

     If We Do Not Successfully Manage our Anticipated Rapid Growth, We May Fail To Complete The Build-Out Of Our Network, Sprint PCS May Terminate The Sprint PCS Agreements, And We Would No Longer Be Able To Offer Sprint PCS Products And Services From Which We Generate Substantially All Our Revenues.

     Our long-term affiliation agreements with Sprint PCS, which we refer to as the Sprint PCS agreements, require us to build out and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint PCS' technical and coverage requirements. The agreements also require that we provide minimum network coverage to the total population within each of the markets which make up our territory by specified dates.

     Under the terms of our Sprint PCS agreements, we are required to provide additional coverage in specified markets by the following dates:

                                                                 Population
         Covered Requirement      Estimated Total Population     To Be Covered
         -------------------      --------------------------     -------------
         October 2001             2,369,867                      811,730
         February 2002            535,078                        147,365

     Portions of the Scranton, Pottsville, Stroudsburg and Allentown, Pennsylvania, Knoxville, Tennessee, and New York City area markets were required to be completed by December 31, 2000. As of April 30, 2001, these markets have not been completed as required. To cure these shortfalls, we must increase our coverage in these markets by an additional covered population of approximately 135,000. Sprint PCS is aware of these shortfalls. If these shortfalls constitute a material breach, Sprint PCS could send a notice of default, which would begin a cure period. We believe that if these shortfalls constitute a material breach, we can cure these shortfalls within the applicable cure period. Assuming we cure within this timeframe as expected, we would not be subject to any penalties. We are presently considering a proposal from Sprint PCS that would, among other things, extend the deadlines for building out several of our markets and impose a monetary payment if the deadlines are not met. As of the date of this registration statement, we are in compliance with the build-out requirements in all of our markets except these markets.

     By the third quarter of 2001, we are required by our Sprint PCS agreements to provide aggregate coverage of 65% in the markets granted to us in the third grant. We will require additional expenditures of significant funds for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place significant demands on our managerial, operational and financial resources.

     We Have Substantial Debt Which We May Not Be Able To Service And Which May Result In Our Lenders Controlling HPCS' Assets In An Event Of Default.

     As of March 31, 2001, our total debt outstanding was $190.8 million, $50.0 million of which was due under our senior secured credit facility and $140.8 million of which was due under our senior discount notes (total debt outstanding of $210.4 million less a $19.6 million unrecognized discount associated with the warrants issued in connection with our senior discount notes offering).

     Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

     o we have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

     o we may not have sufficient funds to pay interest on, and principal of, our debt;

     o we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     o some borrowings likely will be at variable rates of interest, which will result in higher interest expense in the event of increases in market interest rates; and

     o due to the liens on substantially all of our assets and the pledges of equity ownership of our subsidiaries that secure our senior debt, our lenders may control our assets upon a default.

     If We Fail To Pay Our Debt, Our Lenders May Sell Our Loans To Sprint PCS Giving Sprint PCS The Rights Of A Creditor To Foreclose On Our Assets.

     If the lenders accelerate the amounts due under our new senior secured credit facility, Sprint PCS has the right to purchase our obligations under this facility and become a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with ours. Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to our assets and Sprint PCS' continuing relationship in a manner not otherwise permitted under the Sprint PCS agreements.

     If Sprint PCS Terminates The Sprint PCS Agreements, The Buy-Out Provisions Of Those Agreements May Diminish The Valuation Of Our Company.

     Provisions of the Sprint PCS agreements could affect our valuation and decrease our ability to raise additional capital. If Sprint PCS terminates these agreements, Sprint PCS may purchase our operating assets or capital stock for 80% of the entire business value. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the entire business value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and as yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for our company or its business and may operate to reduce the entire business value of our company.

     The Termination Of Our Strategic Affiliation With Sprint PCS Or Sprint PCS' Failure To Perform Its Obligations Under The Sprint PCS Agreements Would Severely Restrict Our Ability To Conduct Our Business.

     Because we own only a single license to operate a wireless PCS network of our own, our ability to offer Sprint PCS products and services on our network is dependent on the Sprint PCS agreements remaining in effect and not being terminated. Sprint PCS may terminate the Sprint PCS agreements for breach of any material terms. We also depend on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The termination of the Sprint PCS agreements or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct the wireless digital communications business.

     If Sprint PCS Does Not Complete The Construction Of Its Nationwide PCS Network, We May Not Be Able To Attract And Retain Customers, Which Would Adversely Affect Our Revenues.

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers. Sprint PCS is seeking to create a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint PCS nor any other PCS provider offers service in every area of the United States. Sprint PCS has entered into, and anticipates entering into, affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this registration statement. Sprint PCS' and its other affiliates' PCS operations may not be successful.

     The  Inability  To  Maintain  Our Back  Office  Systems Or To  Successfully
Convert Over To And Use Sprint PCS' Back Office Services And Third Party Vendors' Back Office Systems Could Disrupt Our Business.

     In some of our markets, we presently provide our own back office services, such as customer activation, support and billing. As our business has expanded our internal support systems have been subject to increased demand. This increases the risk that our information systems, business processes and related support functions, especially those related to prompt activation of service upon receipt of the customer order, customer service and accounts receivable collection could prove inadequate or inefficient. Some time ago, we completed a review of our internal systems and processes and implemented many of the improvements to our process recommended from the review. However, there can be no assurance that the improvements we have implemented will be sufficient. If our systems become unable to timely and efficiently meet demands for service, this could decrease subscriber growth, and delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenues.

     Furthermore, we have engaged Sprint PCS to provide back office systems. We began the transition to Sprint PCS back office services in September 2000. We expect that these services will be fully transitioned to Sprint PCS by the end of 2001. The process of transitioning our own back office services to Sprint PCS could be accompanied by unanticipated errors, delays or expenses, which could adversely affect our ability to service our customers, add new customers, or complete the transition. Once the transition is complete, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

     We Depend On Other Telecommunications Companies For Some Services Which, If Delayed, Could Delay Our Planned Network Build-Out And Delay Our Expected Increases In Customers And Revenues.

     We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. American Electric Power, Ameritech, AT&T, Verizon and GTE are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from these companies, and in obtaining local telephone numbers for use by our customers, which are sometimes in short supply, and we may continue to experience delays and interruptions in the future. Delays in obtaining facilities and transport could delay our build-out plans and our business may suffer. Delays could also result in a breach of our Sprint PCS agreements, subjecting these agreements to potential termination by Sprint PCS.

     If We Do Not Meet All Of The Conditions Under Our Senior Secured Credit Facility, We May Not Be Able To Draw Down All Of The Funds Under The Facility And, As A Result, We May Not Be Able To Complete The Build-Out Of Our Network, Which May Result In The Termination Of The Sprint PCS Agreements.

     Our senior secured credit facility provides for aggregate borrowings of $250.0 million of which $50.0 million was borrowed on September 26, 2000. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

     o    the absence of any default or event of default;
     o    the continuing accuracy of all representations and warranties; and
     o    no material adverse change.

     If we do not meet these conditions at each funding date, our senior secured lenders may choose not to lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to complete the build-out of our network. If we do not have sufficient funds to complete our network build-out, we may be in breach of the Sprint PCS agreements and in default under our senior secured credit facility.

Our   Indebtedness   Places   Restrictions  On  Us  Which  Limit  Our  Operating
Flexibility.

     The indenture governing our senior discount notes and the senior secured credit agreement both impose material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, may limit our ability to engage in some transactions, including the following:

     o    designated types of mergers or consolidations;
     o    paying dividends or other distributions to our stockholders;
     o    making investments;
     o    selling assets;
     o    repurchasing our common stock;
     o    changing lines of business;
     o    borrowing additional money; and
     o    transactions with affiliates.

     These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment.

     An event of default under the senior secured credit facility may prohibit us and the guarantors of our senior discount notes from paying the senior discount notes or the guarantees of the senior discount notes.

The Terms Of The Convertible Preferred Stock May Affect Our Financial Results.

     If we do not complete an initial public offering of common stock that yields gross proceeds of at least $65.0 million with a per share price that exceeds $10.29 or consummate a business combination with another Sprint PCS affiliate that meets specified criteria, our convertible preferred stock will not convert into common stock. The terms of the convertible preferred stock give the holders of the preferred stock the following principal rights:

     o to initially designate two members of our board of directors, subject to reduction based on future percentage ownership;
     o    to  approve  or   disapprove   fundamental   corporate   actions   and
          transactions;
     o to receive dividends in the form of additional shares of our convertible preferred stock, which may increase and accelerate upon a change in control; and
     o    to require us to redeem the convertible preferred stock.

     If we become subject to the repurchase right or change of control redemption requirements under the convertible preferred stock while our senior debt or senior discount notes are outstanding, we will be required to seek the consent of the holders of our senior debt and the holders of the senior discount notes to repurchase or redeem the convertible preferred stock, or attempt to refinance the debt and the senior discount notes. If we fail to obtain these consents, there will be an event of default under the terms governing our senior debt. In addition, if we do not repurchase or redeem the convertible preferred stock and the holders of the convertible preferred stock obtain a judgment against us, any judgment in excess of $5.0 million would constitute an event of default under the indenture governing the senior discount notes.

     If We Breach Our Agreement With SBA, Or It Otherwise Terminates Its Agreement With Us, Our Right To Provide Wireless Service From Some Of Our Cell Sites Will Be Lost.

     We lease cell sites from SBA. We rely on our contract with SBA to provide us with access to most of our cell sites and to the towers located on these sites. If SBA were to lose its underlying rights to these sites, our ability to provide wireless service from these sites would end, subject to our right to cure defaults by SBA. If SBA terminates our agreement as a result of our breach, we will lose our right to provide wireless services from most of our current cell sites.

     We May Have Difficulty In Obtaining Infrastructure Equipment And Handsets, Which Are At Times In Short Supply, Which Could Result In Delays In Our Network Build-Out, Disruption Of Service Or Loss Of Customers.

     If we cannot acquire the equipment required to build our network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of the Sprint PCS agreements. The demand for the equipment required to construct our network is considerable, and manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead time for the delivery of this equipment may be longer than anticipated. In addition, the demand for specific types of handsets is strong and the manufacturers of those handsets may have to distribute their limited supply of products among their numerous customers. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. If we do not obtain equipment or handsets in a timely manner, we could suffer delays in the build-out of our network, disruptions in service and a reduction in customers.

     If The West Virginia PCS Alliance and Virginia PCS Alliance, Which We Refer To As The Alliances, Fail To Provide Their Network To Us In Their Markets, Or If Our Network Services Agreement With The Alliances Is Otherwise Terminated, We Will Lose The Ability To Use The Alliances' Networks.

     Under our network services agreement, the Alliances provide us with the use of and access to key components of their network in most of our markets in Virginia and West Virginia. We directly compete with the Alliances in some of our other markets where we don't use their network. If the Alliances fail to maintain the standards for their network as set forth in our network services agreement with them or otherwise fail to provide their network for our use, our ability to provide wireless services in these markets may be adversely affected, and we may not be able to provide seamless service for our customers. If we breach our obligations to the Alliances, or if the Alliances otherwise terminate the network services agreement, we will lose our right to use the Alliances' network to provide service in these markets. In that event, it is likely that we will be required to build our own network in those markets and incur the substantial costs associated with doing so.

     Sprint PCS' Vendor Discounts May Be Discontinued, Which Could Increase Our Equipment Costs And Require More Capital Than We Project To Build Out Our Network.

     We intend to continue to purchase our infrastructure equipment under Sprint PCS' vendor agreements that include significant volume discounts. If Sprint PCS were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs for our new markets.

     The Failure Of Our Vendors, Consultants And Contractors To Perform Their Obligations May Delay Construction Of Our Network Which May Lead To A Breach Of The Sprint PCS Agreements.

     We have retained vendors, consultants and contractors to assist in the design and engineering of our systems, construct cell sites, switch facilities and towers, lease cell sites and deploy our network systems, and we will continue to significantly depend upon them in order to fulfill our build-out obligations. The failure by any of our vendors, consultants or contractors to fulfill their contractual obligations to us could materially delay construction of the remaining portion of our network and may cause us to breach our build-out commitments to Sprint PCS.

     Conflicts With Sprint PCS May Not Be Resolved In Our Favor Which Could Restrict Our Ability To Manage Our Business And Provide Sprint PCS Products And Services, Adversely Affect Our Relationships With Our Customers, Increase Our Expenses Or Decrease Our Revenues.

     Under the Sprint PCS agreements, Sprint PCS has a substantial amount of control over the conduct of our business. Conflicts between us may arise, and as Sprint PCS owes us no duties except as set forth in the Sprint PCS agreements, these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example:

     o Sprint PCS could price its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business;

     o Sprint PCS could decide not to renew the Sprint PCS agreements on the following renewal dates, which would not be in our best interest or that of our stockholders:
          o The Sprint PCS agreements for Horizon Personal Communications will come up for renewal on June 8, 2018;
          o The Sprint PCS agreements for Bright PCS will come up for renewal on October 13, 2019;
     o Sprint PCS could increase the prices we pay for our back office services;
     o Subject to limitations under the Sprint PCS agreements, Sprint PCS may alter its network and technical requirements or request that we build-out additional areas within our markets, which could result in increased equipment and build-out costs or in Sprint PCS building out that area itself or assigning it to another affiliate; and
     o Sprint or Sprint PCS could make decisions which could adversely affect the Sprint and Sprint PCS brand names, products or services.

     We May Not Be Able To Compete With Larger, More Established Wireless Providers Who Have Resources To Competitively Price Their Products And Services, Which Could Impair Our Ability To Attract And Retain Customers.

     Our ability to compete will depend in part on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. In each market, we compete with two cellular providers which have had their infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do, could offer attractive pricing options and may have a wider variety of handset options. We expect that existing cellular providers will continue to upgrade their systems and provide expanded, digital services to compete with the Sprint PCS products and services that we offer. Many of these wireless providers generally require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them. Sprint PCS generally does not require its customers to enter into long-term contracts, which may make it easier for other wireless providers to attract Sprint PCS customers away from Sprint PCS. We will also compete with several PCS providers and other existing communications companies in our markets, and expect to compete with new entrants as the FCC licenses additional spectrum to mobile services providers. A number of our cellular, PCS and other wireless competitors have access to more licensed spectrum than the amount licensed to Sprint PCS in most of our territory and therefore will be able to provide greater network call volume capacity than our network to the extent that network usage begins to reach or exceed the capacity of our licensed spectrum. Our inability to accommodate increases in call volume could result in more dropped or disconnected calls. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success.

     There Is No Uniform Signal Transmission Technology And If We Decide To Use Other Technologies In The Future, This Decision Could Substantially Increase Our Equipment Expenditures To Replace The Technology Used On Our Network.

     The wireless telecommunications industry is experiencing evolving industry standards. We have employed code division multiple access, known as CDMA technology, which is the digital wireless communications technology selected by Sprint PCS for its network. CDMA is a relatively new technology and may not provide the advantages expected by us and by Sprint PCS. In addition to CDMA, there are two other principal signal transmission technologies, time division multiple access, or TDMA, and global systems for mobile communications, or GSM. These three signal transmission technologies are not compatible with each other. If one of these technologies or another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs.

     We May Not Receive As Much Sprint PCS Roaming Revenue As We Anticipate And Our Non-Sprint PCS Roaming Revenue Is Likely To Be Low.

     We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The current fee for each Sprint PCS roaming minute used is now expected to be changed from $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and to "a fair and reasonable return," expected to be approximately $0.10 per minute, in 2002, and for the remainder of the term of the PCS agreements. This change has not yet been documented, and may not represent the final arrangements. As a result, we will receive less Sprint PCS roaming per minute, and may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

     If Sprint PCS Customers Are Not Able To Roam Instantaneously Or Efficiently Onto Other Wireless Networks, We May Suffer A Reduction In Our Revenues And Number Of Customers.

     The Sprint PCS network operates at a different frequency and uses or may use a different signal transmission technology than many analog cellular and other digital systems. To access another provider's analog cellular, TDMA or GSM digital system when outside the territory served by the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive, larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, so a customer must end a call in progress on the Sprint PCS network and initiate a new call when outside the territory served by the Sprint PCS network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming.

     Parts Of Our Territories Have Limited Licensed Spectrum, And This May Affect The Quality Of Our Service, Which Could Impair Our Ability To Attract Or Retain Customers.

     In the majority of our markets, Sprint PCS has licenses covering 20 or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in parts of our territory covering approximately 3.8 million residents out of a total population of over 10.2 million residents, including our Fort Wayne and South Bend, Indiana, markets. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

     Non-Renewal Or Revocation By The FCC Of The Sprint PCS Licenses Would Significantly Harm Our Business Because We Would No Longer Have The Right To Offer Wireless Service Through Our Network.

     We are dependent on Sprint PCS' licenses, which are subject to renewal and revocation by the FCC. Sprint PCS' licenses in many of our territories will expire as early as 2005 but may be renewed for additional ten year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. For example, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the five-year construction requirements for each of its PCS licenses, it can lose those licenses. Failure to comply with these standards in our territory could cause revocation or forfeiture of the Sprint PCS licenses for our territory or the imposition of fines on Sprint PCS by the FCC.

     The Loss Of The Officers And Skilled Employees That We Depend Upon To Operate Our Business Could Reduce Our Ability To Offer Sprint PCS Products And Services.

     The loss of one or more key officers could impair our ability to offer Sprint PCS products and services. Our business is managed by a small number of executive officers. We believe that our future success will also depend in large part on our ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the PCS equipment and services industry as the PCS market continues to develop. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel. We have not obtained life insurance covering any of our officers.

     We May Need More Capital Than We Currently Project To Complete The Build-Out Of Our Network And A Delay Or Failure To Obtain Additional Capital Could Adversely Affect Our Revenues.

     The completion of our network build-out will require substantial capital. Additional funds would be required in the event of:

     o    significant departures from our current business plan;
     o    unforeseen delays, cost overruns, unanticipated expenses; or
     o    regulatory, engineering design and other technological changes.

     Due to our highly leveraged capital structure, additional financing may not be available or, if available, may not be obtained on a timely basis and on terms acceptable to us or within limitations permitted under our existing debt covenants. Failure to obtain additional financing, should the need for it develop, could result in the delay or abandonment of our development and expansion plans, and we may be unable to fund our ongoing operations.

     Unauthorized Use Of Our Network And Other Types Of Fraud Could Disrupt Our Business And Increase Our Costs.

     We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe that we have a plan in place to implement appropriate controls to minimize the effect to us of fraudulent usage, we cannot assure you that we will be successful.

     Expanding Our Territory May Have A Material Adverse Effect On Our Business And Reduce The Market Value Of Our Common Stock.

     As part of our business strategy, we may expand our territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS affiliates. We will evaluate strategic acquisitions and alliances principally relating to our current operations. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including:

     o    difficulty assimilating acquired operations and personnel;
     o    diversion of management attention;
     o    disruption of ongoing business;
     o    inability to retain key personnel;
     o inability to successfully incorporate acquired assets and rights into our service offerings;
     o inability to maintain uniform standards, controls, procedures and policies; and
     o    impairment of relationships with employees, customers or vendors.

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also issue additional equity securities, incur additional debt or incur significant amortization expenses related to goodwill and other intangible assets.

     If The Sprint PCS Agreements Do Not Comply With FCC Requirements, Sprint PCS May Terminate The Sprint PCS Agreements, Which Could Result In Our Inability To Provide Service.

     The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree with us. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

     The Sprint PCS Agreements And Our Certificate Of Incorporation Include Provisions That May Discourage, Delay And Restrict Any Sale Of Our Operating Assets Or Common Stock To The Possible Detriment Of Our Stockholders.

     The Sprint PCS agreements restrict our ability to sell our operating assets and common stock. Generally, Sprint PCS must approve a change of control of our ownership and consent to any assignment of the Sprint PCS agreements. The Sprint PCS agreements also give Sprint PCS a right of first refusal if we decide to sell the operating assets of our Bright PCS markets to a third party. In addition, provisions of our certificate of incorporation could also operate to discourage, delay or make more difficult a change in control of our company. For example, our HPCS certificate of incorporation provides for:

     o two classes of common stock, with our class B common stock having ten votes per share;
     o    the issuance of preferred stock without stockholder approval; and
     o    a classified board, with each board member serving a three-year term.

     The restrictions in the Sprint PCS agreements and the provisions of our certificate of incorporation could discourage any sale of our operating assets or common stock. This could have a material adverse effect on the value of our stock and could reduce the price of the company in the event of a sale.

     We will Not Be Able To Receive The Tax Benefit Of Future Losses Until We Begin To Generate Taxable Income.

     From our inception until September 2000, we were included in the consolidated federal income tax return of Horizon Telcom, Inc. which owns a majority of our outstanding common stock. Under the tax-sharing agreement with Horizon Telcom, Horizon Telcom filed a consolidated tax return and paid us an amount equal to the tax savings realized by Horizon Telcom as a result of our taxable operating losses being used to offset consolidated taxable income. As a result of the sale of convertible preferred stock in September 2000, we are no longer included in Horizon Telcom's consolidated tax return and, as a result, will no longer be able to recognize any tax benefits from our operating losses until we start to generate taxable income.

     Horizon Telcom Will Be Able To Control The Outcome Of Significant Matters Presented To Stockholders As A Result Of Its Ownership Position, Which Could Potentially Impair Our Attractiveness As A Takeover Target.

     Horizon Telcom beneficially owns approximately 56.6% of our outstanding common stock on fully diluted basis. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 81.5% of the voting power, on a fully diluted basis. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of senior discount notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the economic and voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

We May Face Potential Conflicts Of Interest With Horizon Telcom Which May Harm Our Business.

     Conflicts of interest may arise between us and Horizon Telcom, or its other affiliates, in areas relating to past, ongoing and future relationships, including:

     o    corporate opportunities;
     o    tax and intellectual property matters;
     o    potential acquisitions;
     o financing transactions, sales or other dispositions by Horizon Telcom of shares of our common stock held by it; and
     o the exercise by Horizon Telcom of its ability to control our management and affairs.

     Horizon Telcom controls approximately 81.5% of the voting power of our shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as a local telephone services and Internet services, and these businesses may have interests that conflict or compete in some manner with our business. Horizon Telcom is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so. Any conflicts that may arise between us and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to us may impact our financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control our board of directors, conflicts may not be resolved in our favor.

     Transactions With Horizon Telcom May Be On Terms Which Are Not As Favorable As Could Be Obtained From Third Parties.

     In the past, we have entered into transactions with Horizon Telcom including the leasing of towers by Horizon Telcom to us and the advancing of cash to us to finance our operations. In addition, under our tax sharing agreement with Horizon Telcom, Horizon Telcom used our net operating losses to offset its taxes. Under that agreement, Horizon Telcom paid us the amount of its tax savings from our net operating losses used for this purpose. In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to us including finance functions, billing and collections, accounting services, computer access, customer relations and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 56.5% of our outstanding common stock on a fully diluted basis, third-parties with which we wish to enter into agreements or the market place may not perceive them to be fair. In addition, because Horizon Telcom has the power to control our board of directors, we may not be able to renew these agreements on terms favorable to us. The diagram below illustrates our relationship with the affiliates described in this paragraph and the two preceding risk factors.

                                   [GRAPHIC OMITTED]

---------------------

(1) The shareholders of Horizon Telcom include the members of the McKell family (60.6%), the former owners of Bright PCS (8.6%), and other individuals and trusts.

(2) The ownership percentages for Horizon PCS exclude options granted under our 2000 Stock Option Plan, the warrants issued to the initial purchasers of the senior discount notes and shares subject to the Sprint PCS warrants.

(3) This percentage includes the 48% of Bright PCS which we own indirectly through Horizon Personal Communications.

     We May Experience A High Rate Of Customer Turnover Which Would Increase Our Costs Of Operations And Reduce Our Revenue And Prospects For Growth.

     Our strategy to minimize customer turnover, commonly known as churn, may not be successful. Our average monthly churn, excluding 30 day returns, for the first quarter of 2001 was approximately 2.3%. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. The rate of customer turnover is affected by the following factors, several of which are not within our ability to address:

     o    extent of network coverage;
     o reliability issues such as blocked calls, dropped calls and handset problems;
     o    non-use of phones;
     o    change of employment;
     o the decision not to require our customers to sign contracts, unlike most cellular providers that do require contracts;
     o    a lack of affordability;
     o    price competition;
     o    customer care concerns; and
     o    other competitive factors.

     A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new customers, especially because we subsidize some of the cost of initial purchases of handsets by our customers.

     Because The Wireless Industry Has Experienced Higher Customer Additions And Handset Sales In The Fourth Calendar Quarter As Compared To The Other Three Calendar Quarters, A Failure By Us To Acquire Significantly More Customers In This Quarter Could Have A Disproportionate Negative Effect On Our Results Of Operations.

     The wireless industry is historically dependent on fourth calendar quarter results. Our overall results of operations could be significantly reduced if we have a worse than expected fourth calendar quarter for any reason, including the following:

     o    our inability to match or beat pricing plans offered by competitors;
     o our failure to adequately promote Sprint PCS' products, services and pricing plans;
     o    our inability to obtain an adequate supply or selection of handsets;
     o a downturn in the economy of some or all of the markets in our territory; or
     o    a poor holiday shopping season.

     Wireless Providers Offering Services Based On Lower Cost Structures Or Alternative Technologies And Current Uncertainties In The Wireless Market May Reduce Demand For PCS.

     Other wireless providers enjoy economies of scale that can result in a lower cost structure for providing wireless services. Rapid technological changes and improvements in the telecommunications market could lower other wireless providers' cost structures in the future. These factors could reduce demand for PCS because of competitors' ability to provide wireless services at a lower price. There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects, those of our industry, and the success of PCS and other competitive services, remain uncertain.

     Technological advances and industry changes could cause the technology used on our network to become obsolete. We may not be able to respond to these changes and implement new technology on a timely basis, or at an acceptable cost.

     The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences.

     If we are unable to keep pace with these technological changes or changes in the telecommunications market based on the effects of consolidation from the Federal Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our current business strategy may become obsolete. In addition, wireless carriers are seeking to implement a new "third generation," or "3G," technology throughout the industry. To date, this technology has not been deployed on a commercial basis. If wireless carriers adopt the 3G technology, we could come under competitive pressure to convert our network. In addition, if Sprint adopts the 3G technology, it could require us to convert our network after a specified phase-in period. The implementation of the 3G technology for our network could create significant costs. There can be no assurance that we can implement the new 3G technology successfully on a cost-effective basis.

     Regulation By Government Agencies May Increase Our Costs Of Providing Service Or Require Us To Change Our Services, Which Could Impair Our Financial Performance.

     The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the FAA, and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business.

     Use Of Hand-Held Phones May Pose Health Risks, Which Could Result In The Reduced Use Of Our Services Or Liability For Personal Injury Claims.

     Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for our services, or costs of litigation and damage awards, could impair our ability to profitably operate our business.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.   Description
-----------   -----------

3.1*          Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*          Bylaws of Horizon PCS.

4.1*          Specimen Common Stock Certificate.

10.34*        Form of Indemnification Agreement.

              Executed by Horizon PCS and:  William A. McKell
                                            Peter M. Holland
                                            Joseph J. Watson
                                            Monesa S. Skocik
                                            Thomas McKell
                                            Phoebe H. McKell
                                            Marc J. Rowan

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-1 (Reg. No. 333-51240).

(b)  Reports on Form 8-K

     1. On March 29, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that set forth the registrant's press releases regarding the effectiveness of Form S-1 and Form S-4 registration statements under Item 5 - Other Events.

     2. On March 29, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which set forth the registrant's press release on its financial results for the year ended December 31, 2000, under
Item 5 - Other Events.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                              HORIZON PCS, INC.


                              By:  /s/ William A. McKell
                                   ---------------------------------------
                                       William A. McKell
                                       Chief Executive Officer


Date:  May 14, 2001           By:  /s/ Peter M. Holland
                                   ---------------------------------------
                                       Peter M. Holland
                                       Chief Financial Officer
                                       (Principal Financial and Chief Accounting
                                       Officer)

                                INDEX TO EXHIBITS



Exhibit No.   Description
-----------   -----------

3.1*          Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*          Bylaws of Horizon PCS.

4.1*          Specimen Common Stock Certificate.

10.34*        Form of Indemnification Agreement.

              Executed by Horizon PCS and:  William A. McKell

                                            Peter M. Holland

                                            Joseph J. Watson

                                            Monesa S. Skocik

                                            Thomas McKell

                                            Phoebe H. McKell

                                            Marc J. Rowan



* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-1 (Reg. No. 333-51240).



                                       33
1355848v4