Form 10-Q
period 2001-06-30
HORIZON PCS INC
filed 2001-08-14
CIK 1113920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 13(d) of the Securities Exchange Act of 1934

                        Commission file number: 333-51240


                                Horizon PCS, Inc.
             (Exact name of Registrant as specified in its charter)


            Delaware                                      31-1707839
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization
       Identification No.)


                               68 East Main Street
                          Chillicothe, Ohio 45601-0480
                    (Address of principal executive offices)

                                 (740) 772-8200
                         (Registrant's telephone number,
                             including area code).

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

                         Outstanding common stock, as of
                                August 10, 2001:
                        No shares of class A common stock
                    58,471,934 shares of class B common stock

                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS



PART I FINANCIAL INFORMATION...................................................1

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets  at  June 30, 2001  (unaudited)
           and December 31, 2000...............................................1

           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and June 30, 2000 (unaudited)....3

           Condensed Consolidated Statements of Comprehensive Income for
           the three and six months ended June 30, 2001
           and June 30, 2000 (unaudited).......................................4

           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000 (unaudited)...................5

           Notes to the Interim Condensed Consolidated Financial
           Statements (unaudited) .............................................6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........20


PART II    OTHER INFORMATION..................................................22

Item 2.    Changes in Securities and Use of Proceeds..........................22

Item 5.    Other Information..................................................22

Item 6.    Exhibits and Reports on Form 8-K...................................34


Note:
----

The Consolidated Financial Statements included herein are those of Horizon PCS, Inc. ("Horizon PCS"). Horizon PCS is the issuer of 14% Senior Discount Notes due 2010 (the "Notes"). In March 2001, the Notes were the subject of an exchange offer which was registered with the SEC (file No. 333-51238). The Co-Registrants are Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (the "Operating Companies"), which are wholly-owned subsidiaries of Horizon PCS. Each of the Operating Companies has provided a full, unconditional, joint and several guaranty of Horizon PCS' obligations under the Notes. Horizon PCS has no operations separate from its investment in Operating Companies and its other subsidiaries. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Companies other than narrative disclosures set forth in Note 9 to the consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "Horizon PCS" means, collectively Horizon PCS, the Operating Companies and all of their consolidated subsidiaries.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

HORIZON PCS, INC.

Condensed Consolidated Balance Sheets
As Of June 30, 2001 (unaudited) and December 31, 2000
--------------------------------------------------------------------------------

                                                                                 June 30,            December 31,
                                                                                   2001                  2000
                                                                              ---------------       ---------------
                                                                               (unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $   57,983,857        $  191,417,394

   Accounts receivable - subscriber, less allowance for doubtful accounts of
     $1,518,000 and $901,000 at June 30, 2001 and
     December 31, 2000, respectively                                               8,362,080             3,259,634
   Interest receivable, prepayments and other                                      1,720,069             4,338,578
   Receivable from affiliate                                                               -               741,453
   Equipment inventory                                                             2,277,848             3,850,335
   Short-term investments                                                         24,880,965             2,895,646
                                                                               ---------------       --------------
              Total current assets                                                95,224,819           206,503,040
                                                                               ---------------       --------------

INVESTMENTS AND OTHER ASSETS:
   Investment in Parent                                                                    -             1,120,262
   Intangible assets                                                              51,455,824            52,879,934
   Unamortized debt expense and other                                             16,644,410            14,855,469
                                                                              ---------------       ---------------
              Total investments and other assets                                  68,100,234            68,855,665
                                                                              ---------------       ---------------

PROPERTY AND EQUIPMENT:
   In service                                                                    121,453,060            72,017,575
   Less - Accumulated depreciation                                               (15,651,561)           (9,259,862)
                                                                              ---------------       ---------------

              Property and equipment in service, net                             105,801,499            62,757,713

   Construction work in progress                                                  66,077,156            46,944,132
                                                                              ---------------       ---------------

              Total property and equipment                                       171,878,655           109,701,845
                                                                              ---------------       ---------------

              Total assets                                                     $ 335,203,708         $ 385,060,550
                                                                              ===============       ===============


(Continued on next page)

                                                                                 June 30,            December 31,
                                                                                   2001                  2000
                                                                              ---------------       ---------------
                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                    $  27,303,370         $  42,762,050
    Payable to Parent                                                                337,865               427,747
    Payable to affiliates                                                            202,234             1,114,727
                                                                              ---------------       ---------------

              Total current liabilities                                           27,843,469            44,304,524
                                                                              ---------------       ---------------

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
    Long-term debt                                                               196,762,217           185,283,104
    Deferred income and other liabilities                                         10,348,776             8,712,404
                                                                              ---------------       ---------------

              Total deferred credits and other long-term liabilities             207,110,993           193,995,508
                                                                              ---------------       ---------------

              Total liabilities                                                  234,954,462           238,300,032
                                                                              ---------------       ---------------

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK                                                      139,772,790           134,421,881

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, 10,000,000 shares authorized, none issued or
     outstanding, at $0.0001 par value                                                     -                     -
   Common stock - class A, 300,000,000 shares authorized, none issued
     or outstanding, at $0.0001 par value                                                  -                     -
   Common stock - class B, 75,000,000 shares authorized,  58,485,000 issued, 58,471,934 outstanding at June 30, 2001 and December 31,
     2000, at $0.0001 par value                                                        5,849                 5,849
   Treasury stock - class B, 13,066 shares, at $8.50 per share                      (111,061)             (111,061)
   Accumulated other comprehensive income (loss)                                    (353,073)                    -
   Additional paid-in capital                                                     91,852,117            91,617,653
   Deferred stock compensation                                                    (1,920,970)           (2,275,444)
   Retained deficit                                                             (128,996,406)          (76,898,360)
                                                                              ---------------       ---------------
              Total stockholders' equity (deficit)                               (39,523,544)           12,338,637
                                                                              ---------------       ---------------
              Total liabilities and stockholders' equity (deficit)            $  335,203,708        $  385,060,550
                                                                              ===============       ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PCS, INC.

Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2001 and June 30, 2000
-------------------------------------------------------------------------------
(Unaudited)

                                                       For the Three Months Ended         For the Six Months Ended
                                                                June 30,                        June 30,
                                                    ---------------------------------    -------------------------------
                                                         2001             2000                2001            2000
                                                    ---------------  ----------------    --------------- ---------------
OPERATING REVENUES:
   Subscriber revenues                              $  15,534,748       3,475,205          27,597,981        5,910,283
   Roaming revenue                                      7,737,890       1,374,784          13,852,349        1,936,212
   Equipment revenues                                   1,498,774         476,617           2,574,737        1,095,245
                                                    ---------------  ----------------    --------------- ---------------
              Total operating revenues                 24,771,412       5,326,606          44,025,067        8,941,740
                                                    ---------------  ----------------    --------------- ---------------

OPERATING EXPENSES:
   Cost of services (exclusive of items shown
     separately below)                                 18,313,668       4,442,400          34,134,532        7,387,762
   Cost of equipment                                    2,312,499       1,372,004           4,502,409        3,019,901
   Selling, general and administrative expenses
     (exclusive of items shown separately below)       20,574,427       6,033,540          34,419,956        9,877,411
   Non-cash compensation expense                          902,137          86,120           1,079,374          172,239
   Depreciation and amortization                        4,407,543         900,373           7,821,586        1,779,343
                                                    ---------------  ---------------     --------------- ---------------
              Total operating expenses                 46,510,274      12,834,437          81,957,857       22,236,656
                                                    ---------------  ----------------    --------------- ---------------

OPERATING LOSS                                        (21,738,862)     (7,507,831)        (37,932,790)     (13,294,916)

   Gain (Loss) on exchange of stock                      (399,673)     10,513,200            (399,673)      10,513,200

   Interest income and other, net                        1,379,211        250,794           4,265,431          530,517

   Interest expense, net                               (6,526,488)     (1,022,697)        (12,677,436)      (1,738,119)
                                                    ---------------  ----------------    --------------- ---------------
INCOME (LOSS) ON CONTINUING OPERATIONS BEFORE
   INCOME TAX EXPENSE (BENEFIT)                       (27,285,812)      2,233,466         (46,744,468)      (3,989,318)
                                                    ---------------  ----------------    --------------- ---------------

Income tax EXPENSE (benefit)                                     -     (1,314,011)                  -       (2,030,635)
                                                    ---------------  ----------------    --------------- ---------------

INCOME (LOSS) ON CONTINUING OPERATIONS                (27,285,812)      3,547,477         (46,744,468)      (1,958,683)

DISCONTINUED OPERATIONS
     Income from discontinued operations, net of
     tax expense of $72,763 for the six months
     ended June 30, 2000                                         -              -                  -           141,245
                                                    ---------------  ----------------    --------------- --------------
NET INCOME (LOSS)                                     (27,285,812)      3,547,477         (46,744,468)      (1,817,438)
                                                    ---------------  ----------------    --------------- --------------
PREFERRED STOCK DIVIDEND                               (2,717,954)              -          (5,353,577)               -
                                                    ---------------  ----------------    --------------- --------------
NET INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                        $ (30,033,766    $  3,547,477        $(52,098,045)   $  (1,817,438)
                                                    ===============  ================    =============== ==============

Basic earnings (loss) per share:
    Income (loss) from continuing operations        $       (0.51)   $       0.07        $      (0.89)  $        (0.04)
    Income (loss) from discontinued operations                   -              -                   -             0.01
                                                     --------------  ---------------     ------------   --------------
    Net Income (loss)                               $       (0.51)   $       0.07        $      (0.89)  $       (0.03)
                                                     ==============  ===============     ============   ==============
    Weighted average shares outstanding             $  58,471,934    $ 53,962,160        $ 58,471,934   $   53,884,180
                                                     ==============  ===============     ============   ==============

Diluted earnings (loss) per share:
    Income (loss) from continuing operations        $       (0.51)   $       0.06        $      (0.89)   $      (0.04)
    Income (loss) from discontinued operations                   -              -                   -
                                                                                                                 0.01
                                                     --------------  ---------------     -------------   -------------
    Net Income (loss)                               $       (0.51)   $       0.06        $      (0.89)   $      (0.03)
                                                     ==============  ===============     =============   =============
    Weighted average shares outstanding                 58,471,934     59,235,230          58,471,934      53,884,180
                                                     ==============  ===============     =============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PCS, INC.

Condensed Consolidated Statement of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2001 and June 30, 2000
-------------------------------------------------------------------------------
(Unaudited)


                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            --------------------------------    ----------------------------------
                                                 2001              2000              2001               2000
                                            ---------------    -------------    ---------------    ---------------

Net loss available to common stockholders   $(30,003,766)      $  3,547,477     $ (52,098,045)     $   (1,817,438)

Other Comprehensive Loss
   Net unrealized loss on derivative
   instruments                                   (54,168)                 -          (353,073)                   -
                                            ---------------    -------------    ---------------    ---------------
Total Comprehensive Income (Loss)           $(30,057,934)         3,547,477       (52,451,118)         (1,817,438)
                                            ===============    =============    ===============    ===============

HORIZON PCS, INC.

Condensed Consolidated Statement of Cash Flows
for the Six Months Ended June 30, 2001 and June 30, 2000
--------------------------------------------------------------------------------
(Unaudited)


                                                                       Six Months Ended June 30,
                                                                ----------------------------------------
                                                                       2001                 2000
                                                                -------------------  -------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                     $  (44,157,098)           (3,490,166)
                                                                -------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                       (66,019,254)           (9,808,084)
   Investment in Parent                                                      -           (11,835,000)
   Dividend received                                                    (4,311)                    -
   Cash investments                                                (24,880,965)                    -
   Proceeds from the sale of fixed assets                                    -               700,000
   Notes payable for investment in joint venture - repayments                -            (1,032,000)
   Proceeds from return of investments in RTFC subordinated
    capital certificates                                              2,895,646                    -
  Cash acquired in acquisition of BPCS                                       -             4,926,803
   Equity in investments, net                                                -                39,097
                                                                -------------------  -------------------
              Net cash used in investing activities                (88,008,884)          (17,009,184)
                                                                -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                     -             1,060,462
   Repurchase of class B common stock                                        -              (111,061)
   Intercompany advances                                                (89,882)           4,117,954
   Stock issuance costs                                                      -              (474,523)
   Deferred financing fees and other                                  (1,177,673)           (865,912)
   Notes payable - borrowings                                                -            21,938,877
                                                                -------------------  -------------------
              Net cash provided by (used in) financing
                activities                                            (1,267,555)         25,665,797
                                                                -------------------  -------------------

NET INCREASE / (DECREASE)  IN CASH AND CASH EQUIVALENTS             (133,433,537)          5,166,447

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       191,417,394             146,806
                                                                -------------------  -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     57,983,857           5,313,253
                                                                ===================  ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
------------------------------------------------------------------------------
(Unaudited)


(1)  General

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of Management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three and six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

(2)  Organization and Business Operations

     The Company provides  primarily wireless personal  communications  services
     (PCS). The Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998. These agreements, as amended, provide the Company with the exclusive right to build, own, and manage a wireless voice and data services network in markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee, and Maryland under the Sprint PCS brand. HPCS is required to build out the wireless network according to Sprint PCS specifications. The term of the agreements is 20 years with three successive 10-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee did not commence until HPCS converted to a fully branded Sprint affiliate in October 1999. The management agreements include indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     In May 2000, the Company expanded its management agreement with Sprint PCS. This grants the Company the exclusive right to build, own and manage a wireless voice and data services network in markets located in Pennsylvania, New York, Ohio and New Jersey under the Sprint PCS brand.

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

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include the accounts of the Company and its wholly-owned subsidiaries, including HPC and Bright Personal Communications Services, LLC, from the date of its acquisition in June 2000. All material intercompany transactions and balances have been eliminated.

     Revenue Recognition

     The Company sells handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
------------------------------------------------------------------------------
(Unaudited)



     subscriber purchases a service package which is recognized monthly as service is provided and is included as subscriber revenue. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto the Company's network.

     The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (36 months) that are assessed an activation fee. For the three and six months ended, June 30, 2001, the Company has recognized approximately $109,000 and $165,000 of activation fee revenue, respectively. The Company has deferred approximately $791,000 and $1,200,000 of activation fee revenue and direct customer activation expense for the three and six months ended June 30, 2001, respectively. The total amount deferred at June 30, 2001 is approximately $1,400,000.

     Net Income (Loss) per Share

     The Company computes net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Basic earnings (loss) per share from continuing operations is computed by dividing income (loss) on continuing operations, less preferred stock dividends (the numerator), for each period, by the weighted-average outstanding common shares (the denominator). Basic net income (loss) available to common stockholders per share of common stock is computed by dividing net income (loss) available to common stockholders for each period by the weighted-average outstanding common shares.

     Diluted earnings (loss) per share from continuing operations and diluted net income (loss) available to common stockholders are similar to the computations for basic, except that (1) the denominators are increased by the dilutive effect of stock options and convertible debt outstanding, computed using the treasury stock method and (2) the numerator is adjusted to add back convertible preferred stock dividends and the after-tax amount of interest on convertible debt. Because the Company had net losses for the three months ended June 30, 2001 and the six months ended June 30, 2001and 2000, the effect on loss per share of all options, convertible debt, warrants and convertible preferred stock for those periods was anti-dilutive.

     Diluted earnings per share for the three months ended June 30, 2000 is computed as follows:

       Net Income                                             $     3,547,477
       Adjustment for effect of assumed conversion:
                Interest on convertible debt, net of tax              271,974
                                                              -----------------
       Diluted net income                                     $     3,819,451
                                                              =================

       Weighted average common shares outstanding 53,962,160 Incremental shares from assumed conversions of:
                Stock options                                       4,154,915
                Convertible debt                                    1,118,155
                                                              -----------------
       Diluted weighted average common shares outstanding          59,235,230
                                                              =================


     Financial Instruments

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense.

     Horizon PCS has adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. The statement established accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
------------------------------------------------------------------------------
(Unaudited)


     the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Pursuant to the derivative criteria established by SFAS No. 133, an item with exposure to variability in expected future cash flows that is attributable to a particular risk is considered a cash flow hedge. The exposure may be associated with an existing recognized asset or liability such as future interest payments on variable-rate debt.

     During the first quarter of 2001, Horizon PCS entered into an interest rate swap on one half ($25,000,000) of the current outstanding debt ($50,000,000) borrowed under the senior secured credit facilities. The swap has been designated as a hedge of a portion of the future variable interest cash flows expected to be paid under these facilities. The Company recorded an unrealized loss of approximately $54,000 and $353,000, in other comprehensive loss, for the three and six months ended June 30, 2001, respectively. The Company also recognized other expense of approximately $77,000 for the three and six months ended June 30, 2001, related to the decline in effectiveness of the hedge.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2000 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of June 30, 2001, Horizon PCS has goodwill of approximately $7,386,000 related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.

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

     In conjunction with this transaction, the Company also acquired the BPCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in BPCS' markets. The Company has recognized an intangible asset totaling $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000. Amortization expense for the three and six months ended June 30, 2001 is approximately $427,000 and $854,000; amortization expense for the three and six months ended June 30, 2000 is $14,000.

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
------------------------------------------------------------------------------
(Unaudited)


     The purchase price exceeds the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill will be amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the three and six months ended June 30, 2001 was approximately $97,000 and $194,000; amortization expense for the three and six months ended June 30, 2000 is $2,000 (see Note 3).

     The purchase price allocation of the fair value of assets acquired and liabilities assumed is summarized below:

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

                                           Three Months Ended  Six Months Ended
                                             June 30, 2000       June 30, 2000
                                             -------------     -------------
              Net revenue. . . . . . . . . .    $  5,073,047      $   8,434,623
              Net income (loss) . . . . . . .      2,984,403         (2,903,010)
              Basic earnings (loss) per share .         0.06              (0.05)
              Diluted earnings (loss) per share . .     0.05              (0.05)

     Prior to acquisition, BPCS had not commenced revenue-generating operations and was paying a management fee to its investor, HPCS. The management fee recognized by HPCS in the period prior to the acquisition date is included in net revenue in the accompanying statement of operations. In the pro forma disclosure above, this management fee revenue is fully eliminated.

(5)  Investments

     At June 30, 2001, the Company held $24,880,965 of short-term investments in marketable securities with maturities greater than three months but less than twelve months.

(6)  Discontinued Operations

     Effective April 1, 2000, the Company transferred its Internet, long distance and other businesses unrelated to its wireless operations to United Communications, Inc. (United), a wholly-owned subsidiary of the Parent. Accordingly, the results of operations for these business units have been reported as discontinued operations in the prior period.

     Operating results for the six months ended June 30, 2000 for these businesses are as follows:

                                                                Six Months
                                                                  Ended
                                                              June 30, 2000
                                                              --------------

          Total revenue  . . . . . . . . . . . . . . . .        $ 1,046,313
          Operating income before income taxes  . . . . .           214,008
          Earnings before income taxes.... . . . . . . .            214,008
          Income tax expense . . . . . . . . . . . . . .            (72,763)
                                                              --------------
          Net income from discontinued operations. . . .         $  141,245
                                                              ==============

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
------------------------------------------------------------------------------
(Unaudited)


(7)  Long-term Debt

     On June 29, 2001, the Company amended its senior secured credit agreement with the bank group. This modification amended and restated certain covenants, including EBITDA and revenue thresholds. The amendment also increased the base interest rate by 25 basis points to LIBOR plus 3.75% - 4.25%. The Company paid an amendment fee of $875,000 to the bank group in June, 2001, which is being amortized over the remaining life of the senior secured credit agreement.

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

     Construction Expenditures

     Construction expenditures in 2001 are estimated to be $130,000,000. The majority of the estimated expenditures are for the build-out of the PCS Network.

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

     Guarantees

     The senior discount notes are guaranteed by the Company's existing subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The Company's other subsidiaries are minor. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the senior discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors. The ability of holders of the senior discount notes to receive payment on the guarantees is subordinated in right of payment to all senior debt, including all obligations under the Company's senior secured credit facility.

(9)  Related Parties

Notes to Interim Condensed Consolidated Financial Statements
June 30, 2001
------------------------------------------------------------------------------
(Unaudited)


     The Company has non-interest bearing receivables from and payables to affiliated companies (other subsidiaries of the Parent) related to advances made to and received from or for services received from these affiliated companies. At June 30, 2001 and December 31, 2000, the Company has a payable to the Parent for Federal income taxes. The balances due to/from related parties as of June 30, 2001 and December 31, 2000 are as follows:

                                                 June 30,         December 31,
                                                   2001               2000
                                             ---------------    ---------------
           Receivable from affiliate  . . .  $            -     $      741,453
           Payable to Parent  . . . . . . .         337,865            427,747
           Payable to affiliates  . . . . .         202,234          1,307,061

     During 2001 and 2000 affiliated companies provided the Company management, supervision and administrative services including financial services, regulatory services, human resource services and other administrative and support services. The cost of these management services was approximately as follows:


                                                     2001              2000
                                                ---------------   --------------

           Three months ended June 30 . . .    $  1,630,000      $  1,053,000
           Six months ended June 30 . . . .       3,242,000         1,792,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     As of June 30, 2001, we had launched service in 43 markets covering approximately 5.7 million residents, or approximately 56% of the total population in our territory, and had 106,268 customers. We expect to launch service to approximately 6.7 million residents, or 66% of the total population in our territory, by the third quarter of 2001, at which time our planned network build-out will be substantially complete.

     Under our agreements with Sprint PCS, we manage our network on Sprint PCS' licensed spectrum and have the right to use the Sprint and Sprint PCS brand names.


HISTORY AND BACKGROUND

     Horizon PCS is a subsidiary of Horizon Telcom. Horizon Telcom is a holding company which, in addition to its 92% common stock ownership of Horizon PCS, owns 100% of The Chillicothe Telephone Company, a local telephone company in service for 105 years. Horizon Telcom also owns 100% of Horizon Services, which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of United Communications, a separate long distance and Internet services business. Prior to providing PCS service, we were a DirecTV affiliate. We sold that business in 1996. We also launched a successful Internet services business in 1995, which we transferred to United Communications in April 2000.

     The following are key milestones in our business:

     - In November 1996, we acquired PCS licenses in the FCC's C Block auction giving us the right to provide service to five markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.0 million. In August 1997, approximately ten months after receiving our licenses, we launched PCS service as an independent service provider operating under the Horizon Personal Communications brand name. We were the third C Block licensee to launch PCS service in the United States and the first to use CDMA technology.

     - In June 1998, we returned all of our FCC licenses except for a portion of the license covering our Chillicothe, Ohio market, in exchange for the forgiveness of our FCC debt. In connection with the return of our FCC licenses, we agreed to become one of five charter Sprint PCS affiliates. Our initial grant of markets from Sprint PCS consisted of seven markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.6 million. This grant included the five markets for which we originally held licenses. In November 1998, we began offering Sprint PCS service. However, we continued to use Horizon Personal Communications as the primary brand for marketing our PCS service.

     - In August 1999, Sprint PCS granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky and Ohio with a total population of approximately 3.3 million. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related independent PCS providers offering services under the NTELOS brand, and whose network is managed by CFW Communications. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets. Within two months of receiving our second grant from Sprint PCS, we were offering Sprint PCS service in 16 of our markets including eleven markets served under this agreement. If we use the Alliances' network to the fullest extent permitted by our agreement, the Alliances' network would provide service to markets with a total population of 3.3 million and coverage to 1.8 million residents, or 52% of the total population.

     - In September 1999, Horizon Telcom, our parent company, sold its interest in the towers it owned to SBA Towers, Inc. for $15.7 million and invested the net proceeds in us. Prior to the sale, we had been leasing the towers from Horizon Telcom. We now lease those towers from SBA. Concurrently with the tower sale, we entered into a build-to-suit agreement with SBA for the construction of new towers as part of our network build-out. Under the terms of the agreement, we receive site development fees and reduced lease rates for specified towers constructed by SBA and leased to us as an anchor tenant.

     - In September 1999, we became one of the founders of Bright PCS, receiving a 26% equity stake in exchange for approximately $3.1 million. Shortly after our investment, Bright PCS became the exclusive Sprint PCS affiliate for 13 markets in Indiana, Ohio and Michigan, with a total population of approximately 2.4 million. At that time, we also entered into a management agreement with Bright PCS under which we agreed to manage all of Bright PCS' network build-out and operations. We launched service in substantially all of the Bright PCS markets in October 2000.

     - In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint PCS' major national retailers. Since that transition, we have experienced an accelerated growth in our customer base.

     - In May 2000, Sprint PCS granted us an additional 17 markets in Pennsylvania, New York, Ohio and New Jersey with a total population of approximately 2.9 million. In September 2000, we substantially completed the purchase from Sprint PCS of the assets related to our new markets.

     - In June 2000, we acquired the remaining 74% of Bright PCS that we did not already own to become a 100% owner. As consideration for the outstanding Bright PCS equity, we exchanged 4.7 million shares of our class B common stock equal to 8% of our outstanding shares of all classes of our common stock prior to the acquisition, and 31,912 shares of Horizon Telcom common stock equal to 8% of the outstanding shares of Horizon Telcom, which we acquired in February 2000.

     - On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrently, holders of our $14.1 million short term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. Concurrently, the Company received $149.7 million from the issuance of $295.0 million of senior discount notes due 2010 and $50.0 million of term loans from our $225.0 million senior secured credit facility (later increased to a $250.0 million facility).


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

     The following table sets forth a breakdown of our revenues by type:



                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                           --------------------------------       ---------------------------------
                              2001             2000                    2001           2000
                           --------------------------------       ---------------------------------

                            AMOUNT    %    AMOUNT      %            AMOUNT      %    AMOUNT     %
                            ------    -    ------      -            ------      -    ------     -

 Subscriber revenues . .  $  15,534   63%  $  3,475    65%          $ 27,598    63%   $ 5,911   66%
 Roaming revenues . . . .     7,738   31%     1,375    26%            13,852    31%     1,936   22%
 Equipment revenues  . .      1,499    6%       477     9%             2,575     6%     1,095   12%
                           ----------       ---------                ---------        ---------
 Total revenues . . . . .  $ 24,771         $ 5,327                 $ 44,025          $ 8,942
                           ==========       =========                =========        =========
 ARPU (including
   roaming (1). . . . . .  $     82         $    70                 $     81          $    66
 ARPU (excluding
   roaming)(1). . . . . .        55              50                       54               49


(1) ARPU, average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of subscribers for that month. ARPU, including roaming, is ARPU with Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. ARPU excluding roaming excludes Sprint PCS roaming and travel and non-Sprint PCS roaming and travel.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000


     SUBSCRIBER REVENUES. Subscriber revenues for the three months ended June 30, 2001 were $15.5 million, compared to $3.5 million for the three months ended June 30, 2001, an increase of $12.0 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had 106,268 customers at June 30, 2001, compared to 26,980 at June 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU without roaming increased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 to $55 from $50 primarily as a result of the increased minutes of use by our customers. As our customers exceed their allotted plan minutes, they incur additional charges for subsequent usage.

     ROAMING REVENUES. Roaming revenues increased from $1.4 million for the three months ended June 30, 2000 to $7.7 million for the three months ended June 30, 2001, an increase of $6.3 million. ARPU including roaming increased from $70 for the three months ended June 30, 2000 to $82 for the three months ended June 30, 2001. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out, including completing other portions of our network covering additional heavily traveled highways.

     On April 27, 2001, Sprint PCS and its affiliates agreed on a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its previous amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) on January 1, 2002. We expect this decrease in the rate to reduce our overall revenue and expense per minute. We anticipate that this rate reduction will be offset by volume increases resulting in greater overall roaming revenue and roaming expense in the future.

     EQUIPMENT REVENUES. Equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the three months ended June 30, 2001 were $1.5 million, compared to $500,000 for the three months ended June 30, 2000, an increase of $1.0 million. The increase in equipment revenues is the result of our increase in customers. We added 21,587 customers during the three months ended June 30, 2001 compared to 7,142 added during the three months ended June 30, 2000.

     COST OF SERVICES. Cost of services includes site rent, utilities, maintenance, engineering and network personnel, interconnection expenses, Sprint PCS roaming fees, non-Sprint roaming fees, and other expenses related to operations. We pay Sprint PCS roaming fees to Sprint PCS when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks. Also included in cost of services are costs incurred under our network services agreement with the Alliances. We pay the Alliances a per minute usage charge whenever our customers use that network.

     Under our build-to-suit agreement with SBA, we receive certain site development fees for towers SBA constructs and leases to us. Each site development fee received is recorded as a deferred credit and is amortized over the term of the lease, thereby effectively reducing our tower lease expense.

     Cost of services for the three months ended June 30, 2001 was $18.3 million, compared to $4.4 million for the three months ended June 30, 2000, an increase of $13.9 million. This increase reflects the increase in Sprint PCS roaming fees of $4.4 million, the increase in costs incurred under our network services agreement with the Alliances of $3.3 million, the increase in network operations, including tower lease expense and circuit costs, of $2.5 million, long distance toll and roaming expense increases of $1.8 million, network payroll expense of $1.1 million, and the increase in other variable expenses, of $800,000. Horizon PCS is currently negotiating an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. If the Alliances' amendment is executed, Horizon PCS will be obligated to begin paying fixed minimum monthly fees for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels. The Alliances will also be obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances would agree with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     COST OF EQUIPMENT. Cost of equipment includes the costs of handsets and accessories sold by us to our customers. Cost of equipment for the three months ended June 30, 2001 was $2.3 million, compared to $1.4 million for the three months ended June 30, 2000, an increase of $900,000. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. We added 21,587 customers in the second quarter of 2001 compared to 7,142 in the second quarter of 2000. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative costs. Sales and marketing expenses relate to salaries and commissions paid to our sales representatives and sales support personnel, commissions paid to national and local third party distribution channels, operating costs associated with our retail stores, costs associated with distribution channels, handset subsidies on units sold by third parties for which we do not record revenue, and marketing and advertising programs. General and administrative costs relate to corporate personnel, including executives and customer care and certain back office services provided by Sprint. The 8% of collected service revenues retained by Sprint PCS is included in selling, general and administrative costs.

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

     Selling, general and administrative expenses rose to $20.6 million for the three months ended June 30, 2001, compared to $6.0 million for the same period in 2000, an increase of $14.6 million. This increase reflects the costs of operating 21 retail stores, including marketing and related selling expenses (increase of $6.3 million), increased subsidies paid to third party vendors for handsets sold (increase of $1.6 million), the 8% fee paid to Sprint PCS on our increased collected service revenues (increase of $1.0 million), increased professional services at Horizon Services needed to support our growth (increase of $700,000) and additional customer support personnel and associated activities, including Sprint PCS support charges (increase of $1.8 million). General and administrative expenses includes a provision for uncollectible accounts (increase of $1.2 million), professional services, including non-recurring costs related to pursuing strategic business alternatives
(increase of $1.3 million),  and other general expenses  including  property and franchise taxes (increase of $700,000). We expect selling, general and administrative expenses to increase in the aggregate as we expand our territory and add customers, but to decrease as a percentage of revenues.

     NON-CASH COMPENSATION EXPENSE. For the three months ended June 30, 2001 and 2000, we recorded non-cash compensation expense of approximately $902,000 and $86,000 respectively. The $902,000 includes $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $177,000 related to certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately
$709,000 in 2001,  $681,000 in 2002,  $622,000  in 2003,  $193,000 in 2004,  and
$71,000 in 2005.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased by $3.5 million to a total of $4.4 million in 2001. The increase reflects the continuing construction of our network. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, we recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement resulting in $752,000 of amortization expense per year. Amortization expense for the quarter ended June 30, 2001 was approximately $188,000.

     GAIN (LOSS) ON EXCHANGE OF STOCK. On April 2, 2001, the Company distributed 7,249 shares of Horizon Telcom stock to employees of Horizon PCS. In conjunction with this transaction, the Company recognized a non-operating loss of approximately $400,000 representing the reduced fair market value of the stock at the time of the transaction compared to the original holding value of the investment. In 2000, the Company recognized a gain of approximately $10.5 million on Horizon Telcom stock used in the acquisition of Bright PCS.

     INTEREST INCOME AND OTHER, NET. Other income for the three months ended June 30, 2001 was $1.4 million and consisted primarily of interest income. Interest income was generated from the short term investment of cash proceeds from our private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower daily interest income in the future.

     INTEREST EXPENSE, NET. Interest expense for the three months ended June 30, 2001 was $6.5 million, compared to $1.0 million in 2000, and consisted of interest on debt. Interest on our senior secured credit facility accrues at LIBOR plus our specified margin (approximately 8.1% at June 30, 2001). We accrue interest at a rate of 14% per annum on our senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. Interest expense also includes the amortized amount of deferred financing fees related to our senior secured credit facility, our senior discount notes, and the amortization of the related warrants. At June 29, 2001, we agreed to several changes in the senior credit facility, including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build out and operating losses.

     INCOME TAX EXPENSE (BENEFIT). Until September 26, 2000 we were included in the consolidated federal income tax return of Horizon Telcom. We provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax sharing agreement nor will we be able to recognize any net operating loss benefits until we start to generate taxable income. We did not record any income tax benefit for the three months ended June 30, 2001 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. Our loss from continuing operations for the three months ended June 30, 2001 was $27.3 million compared to income of $3.5 million for the three months ended June 30, 2000. The current quarter loss reflects increased expenses relative to launching our markets and building our customer base.

     PREFERRED STOCK DIVIDEND. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. On May 1, 2001 we issued an additional 1,163,051 shares of preferred stock in payment of the stock dividends through April 30, 2001. For the three months ended June 30, 2001, we accrued a stock dividend of $2.7 million.

     OTHER COMPREHENSIVE INCOME (LOSS). In the first quarter of 2001, we entered into a two year interest rate swap effectively fixing $25.0 million of our term loan at a rate of 9.4%. We do not expect the effects of the swap to have a material impact to interest expense for the remainder of 2001. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of approximately $54,000 and an other expense of $77,000 were recorded for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     SUBSCRIBER REVENUES. Subscriber revenues for the six months ended June 30, 2001 were $27.6 million, compared to $5.9 million for the six months ended June 30, 2000, an increase of $21.7 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had 106,268 customers at June 30, 2001, compared to 26,980 at June 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU without travel increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 to $54 from $49 primarily as a result of increased minutes of use by our customers. As our customers exceed their allotted plan minutes, they incur additional charges for subsequent usage.

     ROAMING REVENUES. Roaming revenues increased from $1.9 million for the six months ended June 30, 2000 to $13.9 million for the six months ended June 30, 2001, an increase of $12.0 million. ARPU including roaming increased from $66 to $81 for the six months ended June 30, 2000 to June 30, 2001, respectively. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out, including completing other portions of our network covering additional heavily traveled highways.

     On April 27, 2001, Sprint PCS and its affiliates agreed on a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its previous amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) on January 1, 2002. We expect this decrease in the rate to reduce our overall revenue and expense per minute. We anticipate this rate reduction to be offset by volume increases resulting in greater overall roaming revenue and expense in the future.

     EQUIPMENT REVENUES. Equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the six months ended June 30, 2001 were $2.6 million, compared to $1.1 million for the six months ended June 30, 2000, an increase of $1.5 million. The increase in equipment revenues is the result of our increase in customers.

     COST OF SERVICES. Cost of services for the six months ended June 30, 2001 was $34.1 million, compared to $7.4 million for the six months ended June 30, 2000, an increase of $26.7 million. This increase reflects the increase in Sprint PCS roaming fees of $8.6 million, the increase in costs incurred under our network services agreement with the Alliances of $6.5 million, the increase in network operations, including tower lease expense and circuit costs, of $5.6 million, long distance toll and roaming expense increase of $3.1 million, network payroll expense of $2.1 million, and the increase in other variable expenses, including switching and national platform expenses, of $800,000. Horizon PCS is currently negotiating an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. If the Alliances' amendment is executed, Horizon PCS will be obligated to begin paying fixed minimum monthly fees for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels. The Alliances will also be obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances would agree with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     COST OF EQUIPMENT. Cost of equipment includes the costs of handsets and accessories sold by us to our customers. Cost of equipment for the six months ended June 30, 2001 was $4.5 million, compared to $3.0 million for the six months ended June 30, 2000, an increase of $1.5 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses rose to $34.4 million for the six months ended June 30, 2001, compared to $9.9 million for the same period in 2000, an increase of $24.5 million. This increase reflects the 8% fee paid to Sprint PCS on our increased collected service revenues (an increase of $1.9 million), the costs of servicing an increased coverage area, including 21 storefronts at June 30, 2001 compared to 4 at June 30, 2000 and the related marketing to the increased area (an increase of $9.7 million), additional customer support personnel and associated activities, including Sprint PCS support charges (an increase of $3.2 million), commissions paid to national third party distribution channels (an increase of $1.1 million), increased subsidies paid to third party vendors for handsets sold (an increase of $2.8 million), increased headcount and professional services at Horizon Services needed to support our growth (an increase of $1.5 million), increased professional fees, including non-recurring costs related to pursuing strategic business alternatives ($1.3 million), increased provision for uncollectible accounts ($1.8 million) and other general expenses including property and franchise taxes (an increase of $1.2 million). We expect selling, general and administrative expenses to increase in the aggregate as we expand our coverage and add customers, but to decrease as a percentage of revenues.

     NON-CASH COMPENSATION EXPENSE. For the six months ended June 30, 2001 and 2000, we recorded stock-based compensation expense of approximately $1.1 million and $172,000 respectively. The $1.1 million includes $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $354,000 for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately
$709,000 in 2001,  $681,000 in 2002,  $622,000  in 2003,  $193,000 in 2004,  and
$71,000 in 2005.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased by $6.0 million to a total of $7.8 million in 2001. The increase reflects the continuing construction of our network. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, we recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement resulting in $752,000 of amortization expense per year. Amortization expense for the six months ended June 30, 2001 was approximately $376,000.

     GAIN (LOSS) ON EXCHANGE OF STOCK. On April 2, 2001, the Company distributed 7,249 shares of Horizon Telcom stock to employees of Horizon PCS. In conjunction with this transaction, the Company recognized a non-operating loss of approximately $400,000 representing the reduced fair market value of the stock at the time of the transaction compared to the original holding value of the investment. In 2000, the Company recognized a gain of approximately $10.5 million on Horizon Telcom stock used in the acquisition of Bright PCS.

     INTEREST INCOME AND OTHER, NET. Other income for the six months ended June 30, 2001 was $4.3 million and consisted primarily of interest income. Interest income June 30, 2001 was generated from the short term investment of cash proceeds from our private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower daily interest income in the future.

     INTEREST EXPENSE, NET. Interest expense for the six months ended June 30, 2001 was $12.7 million, compared to $1.7 million in 2000, and consisted of interest on debt. Interest on our senior secured credit facility accrues at LIBOR plus our specified margin (approximately 8.1% at June 30, 2001). We accrue interest at a rate of 14% per annum on our senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. Interest expense also includes the amortized amount of deferred financing fees related to our senior secured credit facility, our senior discount notes, and the amortization of the related warrants. At June 29, 2001, we agreed to several changes in the senior credit facility including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build out and operating losses.

     INCOME TAX EXPENSE (BENEFIT). Until September 26, 2000 we were included in the consolidated federal income tax return of Horizon Telcom. We provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax sharing agreement nor will we be able to recognize any net operating loss benefits until we start to generate taxable income. We did not record any income tax benefit for the six months ended June 30, 2001 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     LOSS FROM CONTINUING OPERATIONS. Our loss from continuing operations for the six months ended June 30, 2001 was $46.7 million compared to $2.0 million for the six months ended June 30, 2000. The increase in our loss reflects the continued expenses relative to launching our markets and building our customer base.

     DISCONTINUED OPERATIONS. In April 2000, we transferred our Internet, long distance and other businesses unrelated to the wireless operations to United Communications, a separate subsidiary of Horizon Telcom, at net book value. Accordingly, the results of operations for these business units have been reported as discontinued operations in the prior period.

     PREFERRED STOCK DIVIDEND. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. For the six months ended June 30, 2001, we accrued a stock dividend of $5.4 million. On May 1, 2001 we issued an additional 1,163,051 shares of preferred stock in payment of the stock dividends through April 30, 2001.

     OTHER COMPREHENSIVE INCOME (LOSS). In the first quarter of 2001, we entered into a two year interest rate swap effectively fixing $25.0 million of our term loan at a rate of 9.4%. We do not expect the effects of the swap to have a material impact to interest expense for the remainder of 2001. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of approximately $353,000 and an other expense of $77,000 were recorded for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 26, 2000 we financed our operations through equity contributions from Horizon Telcom and through debt financing provided by the Rural Telephone Finance Cooperative (RTFC). On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrent with the closing, holders of our $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. On September 26, 2000, the Company also received $149.7 million from the issuance of $295 million of Senior Discount Notes due 2010. The notes accrete in value until October 1, 2005 at a rate of 14% compounded semi-annually. Also on September 26, 2000, we received an additional $50.0 million as part of a $225.0 million senior secured credit facility led by First Union National Bank. The amount of the senior secured credit facility was increased to $250.0 million in November, 2000. At June 30, 2001, we had $200.0 million available under our senior secured credit facility. On June 29, 2001, the Company amended its senior secured credit agreement with the bank group. This modification amended and restated certain financial covenants, including EBITDA and revenue thresholds. The amendment also increased the base interest rate by 25 basis points to LIBOR plus 3.75% - 4.25%.

     Net cash used in operating activities was $44.2 million for the six months ended June 30, 2001. This reflects the continuing use of cash for our operations to build our customer base. Increases to depreciation and other non-cash charges were offset by an increase in accounts receivable and decreases in accounts payable and other accrued liabilities.

     Net cash used in investing activities was $88.0 million for the six months ended June 30, 2001. Our capital expenditures were $66.0 million for the six months ended June 30, 2001, reflecting the continuing build out of our network. Net cash used for investing activities also includes $24.9 million of short-term investments. These are investments of our excess cash balance in short-term marketable securities. As we continue to build our customer base and complete our network build out, we expect our borrowings will increase, decreasing our cash and investment balances.

     Net cash used in financing activities for the six months ended June 30, 2001 was $1.3 million consisting primarily of deferred financing fees. With the amendment to the senior secured credit facility on June 29, 2001, the Company paid a fee of $875,000.

     We expect that our future funding needs, including our anticipated funding needs over the next 12 months, will be satisfied by our existing working capital and borrowings under our new senior secured credit facility. These funds will be used for capital expenditures and to fund working capital and operating losses.

     We anticipate that our existing cash and borrowings under our new senior secured credit facility will be adequate to fund our network build-out, anticipated operating losses and working capital requirements until we achieve positive earnings before interest, taxes, depreciation and amortization which we expect to achieve in the third quarter of 2003. From January 1, 2001 to December 31, 2001, we anticipate that our funding needs requirements will be approximately $210.0 million, of which approximately $130.0 million will be used for capital expenditures and the remainder will be utilized primarily to fund working capital and operating losses. The actual funds required to build-out our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of an expansion of our territory, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. For example, we will need additional funds if we find it necessary to overbuild the territory currently served through our arrangements with the Alliances. If we are unable to obtain any necessary additional funding and we are unable to complete our network build-out, this may result in a termination of our Sprint PCS agreement. We will no longer be able to offer Sprint PCS products and services. Additionally, Sprint PCS may purchase our operating assets or capital stock for 72% of the entire business value. Also, any delays in our buildout may result in penalties under our Sprint PCS agreement, as amended.

SEASONALITY

     Our wireless telephone business is subject to seasonality because the wireless industry is heavily dependent on calendar fourth quarter results. Among other things, that industry relies on significantly higher customer additions and handset sales in the calendar fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

     o The increasing use of retail distribution, which is more dependent upon the year-end holiday shopping season;

     o    The timing of new product and service announcements and introductions;

     o    Competitive pricing pressures; and

     o    Aggressive marketing and promotions.

INFLATION

     We believe that inflation has not had, and will not have, a natural adverse effect on our results of operations.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging
Activities, as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, the provisions of SFAS 133 required adoption to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption did not have a material effect on Horizon PCS's consolidated results of operations, financial position, or cash flows.

     On December 3, 1999, the SEC issued Staff Accounting  Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements which required adoption during the first quarter of fiscal 2000. The adoption did not have a material effect on Horizon PCS's consolidated results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2000 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of June 30, 2001, Horizon PCS has goodwill of approximately $7,386,000 related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For the three and six months ended June 30, 2001, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures about market risk. We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

     In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility. Our primary interest rate risk exposures relate to 1) the interest rate on our financing, 2) our ability to refinance our senior discount notes at maturity at market rates, and 3) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     Based on our outstanding balances at June 30, 2001, an increase of 1% in the base lending rate would result in a decrease in annual earnings of approximately $2.2 million.

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

PART II--OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 1, Horizon PCS issued an additional 1,163,051 shares of preferred stock in payment of the stock dividends, the outstanding preferred stock through April 30. Exemption from the registration provisions of the Securities Act for this transaction was claimed: (1) on the basis that such transactions did not constitute an "offer," "offer to sell," "sale," or "offer to buy" under Section 5 of the Securities Act; (2) under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof; and (3) under Rule 144A of the Securities Act.

ITEM 5:  OTHER INFORMATION

     We Have Not Had Any Profitable Years In The Past Five Years And We May Not Achieve Or Sustain Operating Profitability Or Positive Cash Flow From Operating Activities.

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2003 while we continue to construct our network and grow our customer base. We have already incurred a total of approximately $129.0 million in net losses through June 30, 2001. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements, and our stockholders could lose all or part of their investment.

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

     As of June 30, 2000, we had not yet met the minimum covered population requirements under the Sprint PCS agreements for Roanoke, Fairmont, Martinsville, Lynchburg, Staunton-Waynesboro, and Danville, Virginia. Sprint PCS has agreed that the shortfalls were not material and agreed in writing that if we met our build-out requirement by December 31, 2000, we would not be in breach of our management agreement. We extended our coverage to meet the build-out requirements in these markets by December 31, 2000.

     In addition, we did not launch all of our Bright PCS markets by the date set forth in the Sprint PCS agreements. We were unable to obtain the required backhaul from local exchange carriers by that date, despite using commercially reasonable efforts. Sprint PCS agreed in writing that we are in compliance with the build-out requirements in these markets. We have subsequently obtained the required backhaul services and launched these markets.

     Portions of the Scranton, Pottsville, Stroudsburg and Allentown, Pennsylvania and New York City area markets were initially required to be completed by December 31, 2000. As of May, 2001, these markets had not been fully launched by the specified contract date. As of June 1, 2001, Sprint PCS and Horizon PCS agreed to an amendment to the Horizon PCS management agreements. This amendment extended the dates by which Horizon PCS must launch coverage in several markets. The amended Horizon PCS agreement provides for penalties to be paid to Sprint PCS if coverage is not launched by the specified contract dates. The amounts of the penalties range from $16,500 to as much as $602,000 for each shortfall depending on the market and the length of the delay (up to 180 days) in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash, or if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS capital stock.

     Under the terms of our Sprint PCS agreements, we are required to provide additional coverage in specified markets by the following dates:

                                                                Population To Be
        Covered Requirement       Estimated Total Population         Covered
        -------------------       --------------------------         -------
        August 31, 2001                      32,234                  16,971
        September 30, 2001                   64,714                  38,752
        October 31, 2001                  1,244,198                 763,689
        February 28, 2002                   560,000                 147,365

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

     We Have Substantial Debt Which We May Not Be Able To Service And Which May Result In Our Lenders Controlling HPCS' Assets In An Event Of Default.

     As of June 30, 2001, our total debt outstanding was $196.8 million, $50.0 million of which was due under our senior secured credit facility and $146.8 million of which was due under our senior discount notes (total debt outstanding of $216.1 million less a $19.3 million unrecognized discount associated with the warrants issued in connection with our senior discount notes offering).

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

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint PCS nor any other PCS provider offers service in every area of the United States. Sprint PCS has entered into, and anticipates entering into, affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this registration statement. Sprint PCS' and its other affiliates' PCS operations may not be successful.

     We Are Dependent Upon Sprint PCS' Back Office Services And Third Party Vendors' Back Office Systems, and Problems with the Systems, or Termination of this Arrangement, Could Disrupt Our Business and Possibly Increase Our Costs.

     Sprint PCS now provides our back office systems, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

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

     Our senior secured credit facility provides for aggregate borrowings of $250.0 million of which $50.0 million was borrowed as of June 30, 2001. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

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

     Material restrictions in our Debt Facilities May Make it Difficult to Obtain Additional Financing or Take Other Needed Actions to React to Changes in Our Business.

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

     If The Alliances Fail To Provide Their Network To Us In Their Markets, Or If Our Network Services Agreement With The Alliances Is Otherwise Terminated, We Will Lose The Ability To Use The Alliances' Networks.

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

     We May Not Be Able To Offer Competitive Roaming Capability, Which Could Impair Our Ability To Attract And Retain Customers.

     We rely on agreements with competitors to provide automatic roaming capability to our PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Some competitors may be able to offer coverage in areas not served by the Sprint PCS network or may be able to offer roaming rates that are lower than those offered by some of our competitors are seeking to reduce access to their networks through actions pending with the Federal Communications Commission. Moreover, the standard for the dominant air interface upon which PCS customers roam is currently being considered for elimination by the Federal Communications Commission as part of a streamlining proceeding. If the Federal Communications Commission eliminates this standard, Sprint PCS customers may have difficulty roaming in some markets.

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

     We May Not Receive As Much Sprint PCS Roaming Revenue As We Anticipate And Our Non-Sprint PCS Roaming Revenue Is Likely To Be Low.

     We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The fee for each Sprint PCS roaming minute used has been changed from $0.20 per minute to $0.15 per minute as of June 1, 2001, and will be changed to $0.12 per minute on October 1, 2001, and to "a fair and reasonable return," expected to be approximately $0.10 per minute, in 2002, and for the remainder of the term of the PCS agreements. This change has not yet been documented, and may not represent the final arrangements. As a result, we will receive less Sprint PCS roaming per minute, and may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

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

     For example, it is possible that we will need substantial funds if we find it necessary to overbuild the territory currently served through our arrangements with the Alliances. Due to our highly leveraged capital structure, additional financing may not be available or, if available, may not be obtained on a timely basis and on terms acceptable to us or within limitations permitted under our existing debt covenants. Failure to obtain additional financing, should the need for it develop, could result in the delay or abandonment of our development and expansion plans, and we may be unable to fund our ongoing operations.

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

     We will Not Be Able To Receive The Tax Benefit Of Future Losses Until We Begin To Generate Taxable Income.

     From our inception until September 2000, we were included in the consolidated federal income tax return of Horizon Telcom, Inc. which owns a majority of our outstanding common stock. Under the tax-sharing agreement with Horizon Telcom, Horizon Telcom filed a consolidated tax return and paid us an amount equal to the tax savings realized by Horizon Telcom as a result of our taxable operating losses being used to offset consolidated taxable income. As a result of the sale of convertible preferred stock in September 2000, we are no longer included in Horizon Telcom's consolidated tax return and, as a result, will no longer be able to recognize any tax benefits from our operating losses until we start to generate taxable income. In addition, as a result of this change in our tax status, we recognized a tax liability of approximately $7.6 million. This liability was paid by Horizon PCS.

     Horizon Telcom Will Be Able To Control The Outcome Of Significant Matters Presented To Stockholders As A Result Of Its Ownership Position, Which Could Potentially Impair Our Attractiveness As A Takeover Target.

     Horizon Telcom beneficially owns approximately 55.8% of our outstanding common stock on fully diluted basis. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 81.3% of the voting power, on a fully diluted basis. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of senior discount notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the economic and voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

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

     Horizon Telcom controls approximately 81.3% of the voting power of our shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as a local telephone services and

     Internet services, and these businesses may have interests that conflict or compete in some manner with our business. Horizon Telcom is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so. Any conflicts that may arise between us and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to us may impact our financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control our board of directors, conflicts may not be resolved in our favor.

     Present And Future Transactions With Horizon Telcom May Be On Terms Which Are Not As Favorable As Could Be Obtained From Third Parties.

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

     In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to us including finance functions, billing and collections, accounting services, computer access, customer relations and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 55.8% of our outstanding common stock on a fully diluted basis, third-parties with which we wish to enter into agreements or the market place may not perceive them to be fair. In addition, because Horizon Telcom has the power to control our board of directors, we may not be able to renew these agreements on terms favorable to us. The diagram below illustrates our relationship with the affiliates described in this paragraph and the two preceding risk factors.


                       [TABLE SHOWING CORPORATE STRUCTURE]





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

     We May Experience A High Rate Of Customer Turnover Which Would Increase Our Costs Of Operations And Reduce Our Revenue And Prospects For Growth.

     Our strategy to minimize customer turnover, commonly known as churn, may not be successful. Our average monthly churn for the six months ended June 30, 2001, is approximately 2.2%. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. The rate of customer turnover is affected by the following factors, several of which are not within our ability to address:

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

     Use Of Hand-Held Phones May Pose Health Risks, Real or Perceived, Which Could Result In The Reduced Use Of Our Services Or Liability For Personal Injury Claims.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit  No.   Description
------------   -----------

3.1*           Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*           Bylaws of Horizon PCS.

10.3.1+ Addendum V to Sprint PCS Management Agreement with Horizon PCS, Inc. as of June 1, 2001, incorporated by reference to the Exhibit with the same number filed with the Form 10 of Horizon Telcom, Inc. (SEC file No. 1-16427).

10.34**        Form of Indemnification  Agreement.

               Executed by Horizon PCS and:     William A. McKell
                                                Peter M.  Holland
                                                Joseph J. Watson
                                                Monesa S. Skocik
                                                Thomas  McKell
                                                Phoebe H. McKell
                                                Marc J. Rowan
                                                Lonnie D. Pedersen
                                                Robert A. Katz
                                                Joseph E. Corbin

10.40.2 Second Amendment to Credit Agreement and Assignment, dated June 29, 2001, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (The "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as documentation Agent, incorporated by reference to the Exhibit with the same number filed with the Current Report on Form 8-K of Horizon PCS, Inc. (SEC file No. 333-51240).


* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333-51238).

+ Horizon Telcom, Inc. requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, in connection with its Form 10 registration statement.

**   Filed herewith.

(B)  REPORTS ON FORM 8-K

     1. On April 12, 2001, The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that set forth the registrant's press release regarding a presentation at a financial conference on Sprint PCS and its affiliates, under Item 9 - Regulation FD Disclosure.

     2. On April 24, 2001, The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which set forth the registrant's press release regarding a presentation at a financial conference on Sprint PCS and its affiliates, under Item 9 - Regulation FD Disclosure.

     3. On June 13, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which set forth the registrant's press release regarding its enrollment of its 100,000th PCS customer, under Item 5 - Other Events.

     4. On June 27, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which set forth the registrant's press release regarding an amendment to its Sprint PCS agreements, under Item 5 - Other Events.

                                     HORIZON PCS, INC.


Date:    August 13, 2001             By:  /s/ William A. McKell
                                          ------------------------------------
                                              William A. McKell
                                              Chief Executive Officer


Date:    August 13, 2001             By:  /s/ Peter M. Holland
                                          ------------------------------------
                                              Peter M. Holland
                                              Chief Financial Officer
                                              (Principal Financial and Chief
                                              Accounting Officer)

                                 EXHIBIT INDEX

Exhibit  No.   Description
------------   -----------

3.1*           Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*           Bylaws of Horizon PCS.

10.3.1+ Addendum V to Sprint PCS Management Agreement with Horizon PCS, Inc. as of June 1, 2001, incorporated by reference to the Exhibit with the same number filed with the Form 10 of Horizon Telcom, Inc. (SEC file No. 1-16427).

10.34**        Form of Indemnification  Agreement.

               Executed by Horizon PCS and:     William A. McKell
                                                Peter M.  Holland
                                                Joseph J. Watson
                                                Monesa S. Skocik
                                                Thomas  McKell
                                                Phoebe H. McKell
                                                Marc J. Rowan
                                                Lonnie D. Pedersen
                                                Robert A. Katz
                                                Joseph E. Corbin

10.40.2 Second Amendment to Credit Agreement and Assignment, dated June 29, 2001, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (The "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as documentation Agent, incorporated by reference to the Exhibit with the same number filed with the Current Report on Form 8-K of Horizon PCS, Inc. (SEC file No. 333-51240).


* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333-51238).

+ Horizon Telcom, Inc. requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, in connection with its Form 10 registration statement.

**   Filed herewith.