Form 10-Q
period 2001-09-30
HORIZON PCS INC
filed 2001-11-13
CIK 1113920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 13(d) of the Securities Exchange Act of 1934

                        Commission file number: 333-51240


                                Horizon PCS, Inc.
             (Exact name of Registrant as specified in its charter)


          Delaware                                        31-1707839
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               68 East Main Street
                          Chillicothe, Ohio 45601-0480
                    (Address of principal executive offices)

                                 (740) 772-8200
                         (Registrant's telephone number,
                             including area code).

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

                         Outstanding common stock, as of
                               November 5, 2001:
                        No shares of class A common stock
                    58,471,934 shares of class B common stock

                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
PART I FINANCIAL INFORMATION                                                                    1

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited)
           and December 31, 2000                                                                1

           Condensed Consolidated Statements of Operations for the three
           and nine months ended September 30, 2001 and September 30, 2000 (unaudited)          3

           Condensed Consolidated Statements of Comprehensive Income for the three
           and nine months ended September 30, 2001 and September 30, 2000 (unaudited)          4

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2001 and September 30, 2000 (unaudited)                          5

           Notes to the Interim Condensed Consolidated Financial Statements (unaudited)         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          21

PART II    OTHER INFORMATION                                                                   22

Item 2.    Changes in Securities and Use of Proceeds                                           22

Item 5.    Other Information                                                                   22

Item 6.    Exhibits and Reports on Form 8-K                                                    34

Note:

The Condensed Consolidated Financial Statements included herein are those of Horizon PCS, Inc. ("Horizon PCS"). Horizon PCS is the issuer of 14% Senior Discount Notes due 2010 (the "Notes"). In March 2001, the Notes were the subject of an exchange offer which was registered with the SEC (file No. 333-51238). The Co-Registrants are Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC (the "Operating Companies"), which are wholly-owned subsidiaries of Horizon PCS. Each of the Operating Companies has provided a full, unconditional, joint and several guaranty of Horizon PCS' obligations under the Notes. Horizon PCS has no operations separate from its investment in Operating Companies. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning the Operating Companies other than narrative disclosures set forth in Note 9 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "Horizon PCS" means, collectively, Horizon PCS and the Operating Companies.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. - FINANCIAL STATEMENTS

HORIZON PCS, INC.

Condensed Consolidated Balance Sheets
As of September 30, 2001 (Unaudited) and December 31, 2000
--------------------------------------------------------------------------------

                                                                               September 30,         December 31,
                                                                                   2001                 2000
                                                                              ---------------       ---------------
                                                                               (unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $   38,205,004        $  191,417,394
   Accounts receivable - subscriber, less allowance for doubtful accounts of
     $943,000 and $901,000 at September 30, 2001 and
     December 31, 2000, respectively                                              10,302,927             3,259,634
   Interest receivable, prepayments and other                                      1,339,551             4,338,578
   Receivable from affiliate                                                               -               741,453
   Equipment inventory                                                             3,569,423             3,850,335
   Short-term investments                                                                  -             2,895,646
                                                                              ---------------       ---------------
              Total current assets                                                53,416,905           206,503,040
                                                                              ---------------       ---------------

INVESTMENTS AND OTHER ASSETS:
   Investment in Parent                                                                    -             1,120,262
   Intangible assets, net                                                         50,743,769            52,879,934
   Unamortized debt expense and other                                             17,438,200            14,855,469
                                                                              ---------------       ---------------
              Total investments and other assets                                  68,181,969            68,855,665
                                                                              ---------------       ---------------

PROPERTY AND EQUIPMENT:
   In service                                                                    154,569,691            72,017,575
   Less - Accumulated depreciation                                               (20,095,260)           (9,259,862)
                                                                              ---------------       ---------------
              Property and equipment in service, net                             134,474,431            62,757,713

   Construction work in progress                                                  58,984,470            46,944,132
                                                                              ---------------       ---------------

              Total property and equipment                                       193,458,901           109,701,845
                                                                              ---------------       ---------------

              Total assets                                                     $ 315,057,775         $ 385,060,550
                                                                              ===============       ===============


(Continued on next page)

HORIZON PCS, INC.

As of September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                              September 30,          December 31,
                                                                                   2001                  2000
                                                                              ---------------       ---------------
                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                    $  28,073,645         $  42,762,050
    Payable to Parent                                                                338,142               427,747
    Payable to affiliates                                                            719,477             1,114,727
                                                                              ---------------       ---------------
              Total current liabilities                                           29,131,264            44,304,524
                                                                              ---------------       ---------------

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
    Long-term debt                                                               202,701,070           185,283,104
    Deferred income and other liabilities                                         11,811,646             8,712,404
                                                                              ---------------       ---------------
              Total deferred credits and other long-term liabilities             214,512,716           193,995,508
                                                                              ---------------       ---------------

              Total liabilities                                                  243,643,980           238,300,032
                                                                              ---------------       ---------------

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK                                                      142,588,842           134,421,881

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, 10,000,000 shares authorized, none issued or
     outstanding, at $0.0001 par value                                                     -                     -
   Common stock - class A, 300,000,000 shares authorized, none issued
     or outstanding, at $0.0001 par value                                                  -                     -
   Common stock - class B, 75,000,000 shares authorized,  58,485,000 issued, 58,471,934 outstanding at September 30, 2001 and December
     31, 2000, at $0.0001 par value                                                    5,849                 5,849
   Treasury stock - class B, 13,066 shares, at $8.50 per share                      (111,061)             (111,061)
   Accumulated other comprehensive income (loss)                                    (679,181)                    -
   Additional paid-in capital                                                     91,852,117            91,617,653
   Deferred stock compensation                                                    (1,743,733)           (2,275,444)
   Retained deficit                                                             (160,499,038)          (76,898,360)
                                                                              ---------------       ---------------
              Total stockholders' equity (deficit)                               (71,175,047)           12,338,637
                                                                              ---------------       ---------------

              Total liabilities and stockholders' equity (deficit)            $  315,057,775        $  385,060,550
                                                                              ===============       ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PCS, INC.

Condensed Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                       For the Three Months Ended           For the Nine Months Ended
                                                             September 30,                        September 30,
                                                    ---------------------------------    -------------------------------
                                                         2001             2000                2001            2000
                                                    ---------------  ----------------    --------------- ---------------
OPERATING REVENUES:
   Subscriber revenues                              $   21,390,868   $   4,977,081       $  48,988,849   $  10,887,364
   Roaming revenue                                      11,792,956       1,815,699          25,645,305       3,751,911
   Equipment revenues                                    2,020,282         649,630           4,595,019       1,744,875
                                                    ---------------  ----------------    --------------- ---------------
              Total operating revenues                  35,204,106       7,442,410          79,229,173      16,384,150
                                                    ---------------  ----------------    --------------- ---------------

OPERATING EXPENSES:
   Cost of services (exclusive of item shown
     separately below)                                  28,653,596       7,506,243          67,164,170      16,229,777
   Cost of equipment                                     4,125,835       2,118,308           8,628,244       5,138,209
   Selling and Marketing                                13,189,111       4,343,890          31,162,496       8,536,082
   General and Administrative expenses
     (exclusive of item shown separately below)          7,170,322       3,793,284          19,240,851       8,142,731
   Non-cash compensation expense                           177,237         151,427           1,256,611         323,666
   Depreciation and amortization                         5,158,645       1,687,511          12,980,231       3,466,854
                                                    ---------------  ----------------    --------------- ---------------
              Total operating expenses                  58,474,746      19,600,663         140,432,603      41,837,319
                                                    ---------------  ----------------    --------------- ---------------

OPERATING LOSS                                         (23,270,640)    (12,158,253)        (61,203,430)    (25,453,169)

   Gain (Loss) on exchange of stock                              -       1,037,666            (399,673)     11,550,866

   Interest income and other, net                          580,822         443,037           4,846,253         973,554

   Interest expense, net                                (5,996,762)     (1,823,270)        (18,674,198)     (3,561,389)
                                                    ---------------  ----------------    --------------- ---------------

LOSS ON CONTINUING OPERATIONS BEFORE INCOME TAX
   EXPENSE                                             (28,686,580)    (12,500,820)        (75,431,048)    (16,490,138)
                                                    ---------------  ----------------    --------------- ---------------

INCOME TAX EXPENSE                                               -       4,874,910                   -       2,844,275
                                                    ---------------  ----------------    --------------- ---------------

LOSS ON CONTINUING OPERATIONS                          (28,686,580)    (17,375,730)        (75,431,048)    (19,334,413)

DISCONTINUED OPERATIONS
     Income from discontinued operations, net of
       tax expense of $72,763 for the nine months
       ended September 30, 2000                                  -               -                   -         141,245
                                                    ---------------  ----------------    --------------- ---------------

LOSS BEFORE EXTRAORDINARY ITEM                         (28,686,580)    (17,375,730)        (75,431,048)    (19,193,168)

EXTRAORDINARY LOSS, NET OF TAX BENEFIT OF
    $262,000                                                     -        (486,323)                  -        (486,323)
                                                    ---------------  ----------------    --------------- ---------------

NET LOSS                                               (28,686,580)    (17,862,053)        (75,431,048)    (19,679,491)
                                                    ---------------  ----------------    --------------- ---------------

PREFERRED STOCK DIVIDEND                                (2,816,053)              -          (8,169,630)              -
                                                    ---------------  ----------------    --------------- ---------------

NET LOSS AVAILABLE TO COMMON
    STOCKHOLDERS                                    $  (31,502,633)  $ (17,862,053)      $ (83,600,678)  $ (19,679,491)
                                                    ===============  ================    =============== ===============

BASIC AND DILUTED LOSS PER SHARE:

Basic and diluted loss per share from continuing
     operations                                     $        (0.54)  $       (0.30)      $       (1.43)  $       (0.35)
Basic and diluted income per share from
     discontinued operations                                     -               -                   -               -
Basic and diluted loss per share from
     extraordinary item                                          -           (0.01)                  -           (0.01)
                                                    ---------------  ----------------    --------------- ---------------
Net loss                                             $       (0.54)  $       (0.31)      $       (1.43)  $       (0.36)
                                                    ===============  ================    =============== ===============
Weighted average shares outstanding                     58,471,934      58,485,000          58,471,934      55,417,787
                                                    ===============  ================    =============== ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PCS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2001 and September 30, 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended                    Nine Months Ended
                                                    September 30,                          September 30,
                                            --------------------------------    ----------------------------------
                                                 2001              2000              2001               2000
                                            ---------------    -------------    ---------------    ---------------

Net loss available to common stockholders   $ (31,502,633)     $(17,862,053)    $ (83,600,678)     $ (19,679,491)

Other Comprehensive Loss:
     Net unrealized loss on derivative
        instruments                              (326,108)                -          (679,181)                 -
                                            ---------------    -------------    ---------------    ---------------
Total Comprehensive Income (Loss)           $ (31,828,741)     $(17,862,053)    $ (84,279,859)     $ (19,679,491)
                                            ===============    =============    ===============    ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PCS, INC.

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
--------------------------------------------------------------------------------

                                                                    Nine Months Ended September 30,
                                                                ----------------------------------------
                                                                       2001                 2000
                                                                -------------------  -------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES
     Net Loss                                                   $  (75,431,048)      $   (19,679,491)

    Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities, net of effect of
         acquisition:
         Depreciation and amortization                              12,980,231             3,521,469
         Non-cash interest expense                                  13,804,012               775,540
         Non-cash compensation expense                               1,256,611               323,666
         Other non-cash expense                                        234,464               809,566
         (Gain) Loss on exchange of stock                              399,673           (11,550,866)
         Extraordinary Loss                                                  -               486,323
         Loss on disposal of fixed assets                                    -              (268,089)
         Uncollectible receivables                                   3,780,912               793,893
         Change in assets, (increase) decrease:
             Accounts Receivable                                   (10,824,205)           (2,497,782)
             Equipment inventory, at cost                              280,912            (1,173,432)
             Interest, prepayments and other                         2,999,026              (225,953)
         Change in liabilities, increase (decrease):
            Accounts Payable, net                                  (10,370,954)              816,185
            Accrued liabilities                                     (3,964,560)           19,774,939
            Accrued interest                                          (352,891)               72,917
            Postretirement benefit obligation                          156,753               326,275
         Change in intercompany payable (receivable)                   153,869             8,888,182
         Change in other assets and liabilities, net                   411,398               169,210
                                                                -------------------  -------------------
                                  Total adjustments                  10,945,251           21,042,043
                                                                -------------------  -------------------
              Net cash provided by (used in) operating
                activities                                         (64,485,797)            1,362,552
                                                                -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                       (90,350,650)          (49,809,628)
   Investment in Parent                                                      -           (11,835,000)
   Dividend received                                                    (4,311)                    -
   Proceeds from the sale of fixed assets                                    -               702,000
   Notes payable for investment in joint venture - repayments                -            (1,032,000)
   Proceeds from return of investments in RTFC subordinated
    capital certificates                                             2,895,646                     -
   Cash acquired in acquisition of BPCS                                      -             4,926,803
   Equity in investments, net                                                -                28,555
                                                                -------------------  -------------------
              Net cash used in investing activities                (87,459,315)          (57,019,270)
                                                                -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                     -             1,310,462
   Repurchase of class B common stock                                        -              (111,061)
   Dividends paid                                                            -               (18,309)
   Intercompany advances                                               (89,605)           (4,307,269)
   Convertible preferred stock                                               -           126,500,000
   Stock issuance costs                                                      -            (7,009,822)
   Deferred financing fees and other                                (1,177,673)          (14,630,843)
   Notes payable - borrowings                                                -           189,539,942
                                                                -------------------  -------------------
              Net cash provided by (used in) financing
                activities                                          (1,267,278)          291,273,100
                                                                -------------------  -------------------

NET INCREASE / (DECREASE)  IN CASH AND CASH EQUIVALENTS           (153,212,390)          235,616,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     191,417,394               146,806
                                                                -------------------  -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   38,205,004       $   235,763,188
                                                                ===================  ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

(1)  General
     -------

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three and nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

(2)  Organization and Business Operations
     ------------------------------------

     On April 26, 2000, Horizon Telcom, Inc. (the Parent) formed Horizon PCS, Inc. (the Company or HPCS). The Company primarily provides wireless personal communications services (PCS). The Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998 and 1999. These agreements, as amended, provide the Company with the exclusive right to build, own, and manage a wireless voice and data services network in markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee, Indiana, Maryland, Pennsylvania, New York, Ohio and New Jersey under the Sprint PCS brand. HPCS is required to build out the wireless network according to Sprint PCS specifications. The term of the agreements is 20 years with three successive 10-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee did not commence until HPCS converted to a fully branded Sprint PCS network partner in October 1999. The management agreements include indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     On June 27, 2000,  Horizon Telcom,  Inc.  transferred its 100% ownership of
     Horizon Personal Communications, Inc. (HPC) to HPCS in exchange for 53,806,200 shares of stock of HPCS (as adjusted for the 1.1697-for-one stock split in the form of a stock dividend effective on September 8,
     2000). This transfer was accounted for as a reorganization of companies under common control in a manner similar to a pooling-of-interests in the consolidated financial statements. Accordingly, the reorganization and the adjusted number of shares outstanding have been reflected retroactively and the prior financial statements of Horizon Personal Communications, Inc. are presented as those of HPCS. Since that date, HPC conducts its business as a wholly-owned subsidiary of the Company.

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

     Note 2 to the Notes to the Consolidated Financial Statements in the Company's December 31, 2000 Financial Statements summarizes the Company's significant accounting policies.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include the accounts of the Company and its wholly-owned subsidiaries, including HPC and Bright Personal Communications Services, LLC (Bright), from the date of its acquisition in June 2000. All material intercompany transactions and balances have been eliminated.

     Revenue Recognition

     The Company sells handsets and accessories which are recorded at the time of the sale as equipment revenue. At the time the handset is purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as subscriber revenue. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto the Company's network.

     The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

     (SAB 101), Revenue Recognition in Financial Statements. Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (36 months) that are assessed an activation fee.

     Net Income (Loss) per Share

     The Company computes net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Basic and diluted loss per share from continuing operations is computed by dividing loss on continuing operations, less preferred stock dividends (the numerator), for each period, by the weighted-average outstanding common shares (the denominator).

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

     During the first quarter of 2001, Horizon PCS entered into an interest rate swap on one half ($25,000,000) of the current outstanding debt ($50,000,000) borrowed under the senior secured credit facilities. During the third quarter, Horizon PCS entered into an interest rate swap on the remaining $25,000,000. The swaps have been designated as a hedge of a portion of the future variable interest cash flows expected to be paid under these facilities. The Company recorded an unrealized loss of approximately $326,000 and $679,000, in other comprehensive loss, for the three and nine months ended September 30, 2001, respectively. The Company also recognized other expense of approximately $7,000 and $84,000 for the three and nine months ended September 30, 2001, related to the decline in effectiveness of the hedge.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of September 30, 2001, Horizon PCS has goodwill of approximately $7,288,000 related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No.
     30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No. 142. SFAS No. 144 also describes the cash flow estimation approach used in determining impairment. The Company will adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operations.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

(4)  Acquisitions
     ------------

     During 1999 the Company entered into a joint venture agreement through the purchase of 25.6% of Bright Personal Communications Services, LLC (BPCS). The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide personal communications services in Ohio, Indiana, and Michigan as a Sprint PCS network partner.

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

     In conjunction with this transaction, the Company also acquired the BPCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in BPCS' markets. The Company has recognized an intangible asset totaling $33,000,000 related to the management agreement which will be amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000. Amortization expense for the three and nine months ended September 30, 2001 is approximately $427,000 and $1,280,000; amortization expense for the three and nine months ended September 30, 2000 is $427,000 and $441,000, respectively.

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill is being amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the three and nine months ended September 30, 2001 was approximately $97,000 and $292,000; amortization expense for the three and nine months ended September 30, 2000 is $99,000 and $100,000 (see Note 3).

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

     The purchase price allocation of the fair value of the BPCS assets acquired and liabilities assumed is summarized below:

              Working capital  . . . . . . . . .  . . . . . . $ 2,072,000
              Property and equipment   . . . . .. . . . . . .   6,328,000
              Sprint PCS licenses  . . . . . . .. . . . . . .  33,000,000
              Goodwill . . . . . . . . . . . . .. . . . . . .   7,777,752
              Other assets . . . . . . . . . . .. . . . . . .     122,000

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

                                                         Three Months Ended         Nine Months Ended
                                                         September 30, 2000         September 30, 2000
                                                         ------------------         ------------------
          Net revenue. . . . . . . . . . . . . . . .         $  7,442,410            $    15,877,033
          Net loss . . . . . . . . . . . . . . . . .          (17,862,056)               (20,765,066)
          Basic and diluted loss per share . . . . .                (0.31)                     (0.37)

     Prior to acquisition, BPCS had not commenced revenue-generating operations and was paying a management fee to HPCS. The management fee recognized by HPCS in the period prior to the acquisition date is included in net revenue in the accompanying statement of operations. In the pro forma disclosure above, this management fee revenue is fully eliminated.


(5)  Discontinued Operations
     -----------------------

     Effective April 1, 2000, the Company transferred its Internet, long distance and other businesses unrelated to its wireless operations to Horizon Technology, a wholly-owned subsidiary of the Parent. Accordingly, the results of operations for these business units have been reported as discontinued operations in the prior period.

     Operating results for the nine months ended September 30, 2000 for these businesses are as follows:

                                                                                Nine Months
                                                                                   Ended
                                                                               September 30,
                                                                                    2000
                                                                              -----------------
          Total revenue . . . . . . . . . . . . . . . . . . . . . . . .            $ 1,046,313
          Operating income before income taxes  . . . . . . . . . . . .                214,008
          Earnings before income taxes. . . . . . . . . . . . . . . . .                214,008
          Income tax expense. . . . . . . . . . . . . . . . . . . . . .                (72,763)
                                                                              -----------------
          Net income from discontinued operations . . . . . . . . . . .            $   141,245
                                                                              =================

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

(6)  Long-term Debt
     --------------

     On June 29, 2001, the Company amended its senior secured credit agreement with the bank group. This modification amended and restated certain covenants, including EBITDA and revenue thresholds. The amendment also increased the base interest rate by 25 basis points to LIBOR plus 3.75% - 4.25%. The Company paid an amendment fee of $875,000 to the bank group in June 2001, which is being amortized over the remaining life of the senior secured credit agreement.

(7)  Commitments and Contingencies
     -----------------------------

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

     Vendor Agreements

     In August 1999, the Company entered into a wholesale network services agreement with a third-party vendor. The initial term is through June 8, 2008 with four automatic ten-year renewals. This agreement was amended in the third quarter of 2001. Under the amended agreement, Horizon PCS is obligated to pay fixed minimum monthly fees until December, 2003, at a lower rate per minute than the prior agreement. Usage in excess of the monthly minute allowance is charged at a set rate per minute. The aggregate amount of future minimum payments at September 30, 2001 is as follows:


          2001..........................................        $  5,100,000
          2002..........................................          27,400,000
          2003..........................................          38,600,000
                                                           -----------------
          Total.........................................        $ 71,100,000
                                                           =================

     Under the amendment, the vendor is obligated to make certain upgrades to their network (3G technology) and the vendor agrees with Sprint PCS to modify their network to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS is responsible for completion of the network modification if the vendor fails to comply.

     Guarantees

     The senior discount notes are guaranteed by the Company's existing subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)
--------------------------------------------------------------------------------

     assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the senior discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors. The ability of holders of the senior discount notes to receive payment on the guarantees is subordinated in right of payment to all senior debt, including all obligations under the Company's senior secured credit facility.

(8)  Related Parties
     ---------------

     The Company has non-interest bearing receivables from and payables to affiliated companies (other subsidiaries of the Parent) related to advances made to and received from or for services received from these affiliated companies. At September 30, 2001 and December 31, 2000, the Company has a payable to the Parent for Federal income taxes. The balances due to/from related parties as of September 30, 2001 and December 31, 2000 are as follows:

                                                                       September 30,       December 31,
                                                                            2001               2000
                                                                       ---------------    ---------------

           Receivable from affiliate  . . . . . . . . . . . . . .      $            -     $      741,453
           Payable to Parent  . . . . . . . . . . . . . . . . . .             338,142            427,747
           Payable to affiliates  . . . . . . . . . . . . . . . .             719,477          1,307,061


     During 2001 and 2000 affiliated companies provided the Company management, supervision and administrative services including financial services, regulatory services, human resource services and other administrative and support services. The cost of these management services was approximately as follows:

                                                                            2001              2000
                                                                       ---------------   ----------------

           Three months ended September 30 . . . . . . . . . . . .     $    1,493,000     $   1,302,000
           Nine months ended September 30  . . . . . . . . . . . .          4,735,000         3,094,000


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

OVERVIEW

     Under our agreements with Sprint PCS, we manage our network on Sprint PCS' licensed spectrum and have the right to use the Sprint and Sprint PCS brand names. As of September 30, 2001, we had launched service covering approximately
6.7 million residents, or approximately 66% of the total population in our territory, and had 146,641 customers.

HISTORY AND BACKGROUND

     Horizon Telcom is a holding company which, in addition to its 92% common stock ownership of Horizon PCS, owns 100% of The Chillicothe Telephone Company, a local telephone company in service for 105 years. Horizon Telcom also owns 100% of Horizon Services, which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of Horizon Technology, a separate long distance and Internet services business. Prior to providing PCS service, we were a DirecTV affiliate. We sold that business in 1996. We also launched an Internet services business in 1995, which we transferred to Horizon Technology in April 2000.

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

     - In September 1999, we became one of the founders of Bright PCS, receiving a 26% equity interest in exchange for an equity contribution of approximately $3.1 million. Shortly after our investment, Bright PCS became the exclusive Sprint PCS affiliate for 13 markets in Indiana, Ohio and Michigan, with a total population of approximately
          2.4 million. At that time, we also entered into a management agreement with Bright PCS under which we agreed to manage Bright PCS' network build-out and operations. We launched service in substantially all of the Bright PCS markets in October 2000.

     - In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint PCS' major national retailers. Since that transition, we have experienced an accelerated growth in our customer base.

     - In May 2000, Sprint PCS granted us an additional 17 markets in Pennsylvania, New York, Ohio and New Jersey with a total population of approximately 2.9 million. In 2000, we substantially completed the purchase from Sprint PCS of the assets related to our new markets.

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

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expenses.

     Equipment revenues consist of digital handsets and accessories sold to our customers through our stores and through our direct sales force. Certain of our equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the merchandise is sold by the distributors.


     The following table sets forth a breakdown of our revenues by type:


                           THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                           ---------------------------------         -----------------------------------
                             2001             2000                     2001               2000
                             ----             ----                     ----               ----
                             AMOUNT     %    AMOUNT      %            AMOUNT      %       AMOUNT     %

  Subscriber revenues . .  $  21,391   61%  $  4,977    67%          $ 48,989    62%      $ 10,887   66%
  Roaming revenues. . . .     11,793   33%     1,815    24%            25,645    32%         3,752   23%




  Equipment revenues  . .      2,020    6%       650     9%             4,595     6%         1,745   11%
                           ----------       ---------                ---------        -------------
  Total revenues. . . . .  $  35,204         $ 7,442                 $ 79,229             $ 16,384
                           ==========       =========                =========        =============

  ARPU (including
    roaming)(1) . . . . .  $      88         $   77                  $    84              $     71
  ARPU (excluding
    roaming)(1) . . . . .         57             56                       55                    52

(1) ARPU, average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of subscribers for that month. ARPU, including roaming, is ARPU with Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. ARPU excluding roaming excludes Sprint PCS roaming and travel and non-Sprint PCS roaming and travel.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     SUBSCRIBER REVENUES. Subscriber revenues for the three months ended September 30, 2001 were $21.4 million, compared to $5.0 million for the three months ended September 30, 2000, an increase of $16.4 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had 146,641 customers at September 30, 2001, compared to 36,007 at September 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU without roaming increased for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 to $57 from $56 primarily as a result of higher monthly fees and increased minutes of use by our customers.

     ROAMING REVENUES. Roaming revenues increased from $1.8 million for the three months ended September 30, 2000 to $11.8 million for the three months ended September 30, 2001, an increase of $10.0 million. ARPU including roaming increased from $77 for the three months ended September 30, 2000 to $88 for the three months ended September 30, 2001. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out.

     On April 27, 2001, Sprint PCS and its affiliates announced a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its previous amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) effective as of January 1, 2002, and for the remainder of the term of the Sprint PCS agreements. This change has not yet been documented and may not represent the final agreements. We expect this decrease in the rate to reduce our overall revenue and expense per minute. We anticipate that this rate reduction will be offset by volume increases resulting in greater overall roaming revenue and roaming expense in the future.

     EQUIPMENT REVENUES. Equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the three months ended September 30, 2001 were $2.0 million, compared to $650,000 for the three months ended September 30, 2000, an increase of $1.4 million. The increase in equipment revenues is the result of our increase in customers. We added 40,373 customers during the three months ended September 30, 2001 compared to 9,027 added during the three months ended September 30, 2000.

     COST OF SERVICES. Cost of services includes costs associated with operating our network, including site rent, utilities, engineering personnel, and other expenses related to operations. Cost of services also includes interconnection expenses, customer care, Sprint charges, Sprint PCS roaming fees and non-Sprint roaming fees. We pay Sprint PCS roaming fees to Sprint PCS when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks. Also included in cost of services are costs incurred under our network services agreement with the Alliances. Horizon PCS recently negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. Under the Alliances amendment, Horizon PCS is obligated to pay a fixed minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels.
The Alliances are also obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances have agreed with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modifications if the Alliances fail to comply.

     Under our build-to-suit agreement with SBA, we receive certain site development fees for towers SBA constructs and leases to us. Each site development fee received is recorded as a deferred credit and is amortized over the term of the lease, thereby effectively reducing our tower lease expense.

     Cost of services for the three months ended September 30, 2001 was $28.7 million, compared to $7.5 million for the three months ended September 30, 2000, an increase of $21.2 million. This increase reflects the increase in Sprint PCS roaming fees, including long distance charges, of $8.5 million, the increase in costs incurred under our network services agreement with the Alliances of $3.0 million, the increase in network operations, including tower lease expense, circuit costs and payroll expense of $4.7, increased customer care, activations, and billing expenses of $3.6 million, and the increase in other variable expenses of $1.4 million.

     COST OF EQUIPMENT. Cost of equipment includes the costs of handsets and accessories sold by us to our customers. Cost of equipment for the three months ended September 30, 2001 was $4.1 million, compared to $2.1 million for the three months ended September 30, 2000, an increase of $2.0 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. We added 40,373 customers in the three months ended September 30, 2001 compared to 9,027 in the three months ended September 30, 2000. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist of costs associated with operating our 30 retail stores, including marketing, advertising, payroll, and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to $13.2 million for the three months ended September 30, 2001, compared to $4.3 million for the same period in 2000, an increase of $8.9 million. This increase reflects the increase in the costs of operating our 30 retail stores of $3.8 million, the increase in subsidies on handsets sold by third parties of $3.8 million, and the increase in commissions paid to third parties of $1.3 million.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs include the Sprint management fee, a provision for uncollectible accounts, and costs related to corporate support functions, including, costs associated with functions performed for us by Horizon Services under our services agreement. These include finance functions, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     General and administrative expenses rose to $7.2 million for the three months ended September 30, 2001, compared to $3.8 million for the same period in 2000, an increase of $3.4 million. The increase reflects an increase in the provision for uncollectible accounts of $1.2 million, an increase in the Sprint PCS management fee of $1.3 million and an increase in other general expenses including property taxes of $900,000.

     NON-CASH COMPENSATION EXPENSE. For the three months ended September 30, 2001 and 2000, we recorded non-cash compensation expense of approximately $177,000 and $151,000 respectively, related to certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $709,000 in 2001, $681,000 in 2002, $622,000 in 2003,
$193,000 in 2004, and $71,000 in 2005.

     DEPRECIATION  AND  AMORTIZATION  EXPENSE.   Depreciation  and  amortization
expenses increased by $3.5 million to a total of $5.2 million in 2001. The increase reflects the continuing construction of our network.

     At September 30, 2000, we recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint PCS. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement resulting in $752,000 of amortization expense per year. Amortization expense for the quarter ended September 30, 2001 was approximately $188,000.

     Goodwill amortization will cease as of December 31, 2001 with the adoption of SFAS No. 142. The Company has not determined the financial impact the adoption of SFAS No. 142 will have on its financial position or results of operations.

     GAIN (LOSS) ON EXCHANGE OF STOCK. In September, 2000, a portion of the stock of Horizon Telcom held by us was distributed to our shareholders in the form of a dividend. To the extent that the dividend was paid to shareholders other than Horizon Telcom, a non-cash gain of $1.0 million was recognized.

     INTEREST INCOME AND OTHER, NET. Other income for the three months ended September 30, 2001 was approximately $581,000 and consisted primarily of interest income. Interest income was generated from the short term investment of cash proceeds from our private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower daily interest income in the future.

     INTEREST  EXPENSE,  NET.  Interest  expense  for  the  three  months  ended
September 30, 2001 was $6.0 million, compared to $1.8 million in 2000, and consisted of interest on debt. Interest on our senior secured credit facility accrues at LIBOR plus our specified margin (approximately 6.9% at September 30, 2001). We accrue interest at a rate of 14% per annum on our senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. Interest expense also includes the amortized amount of deferred financing fees related to our senior secured credit facility, our senior discount notes, and the amortization of the related warrants. At June 29, 2001, we agreed to several changes in the senior credit facility, including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build out and operating losses.

     INCOME TAX EXPENSE (BENEFIT). Until September 26, 2000 we were included in the consolidated federal income tax return of Horizon Telcom. We provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax sharing agreement, nor will we be able to recognize any net operating loss benefits until we start to generate taxable income. We did not record any income tax benefit for the three months ended September 30, 2001 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     In 2000, we recorded an income tax expense from continuing operations, resulting primarily from the recognition by us of an excess loss account on the deconsolidation from the Horizon Telcom affiliated group, reduced by the benefit of the carryback net operating losses and an increase in the valuation allowance. In addition, we generated a tax of $4.3 million on a stock dividend of 10% of Horizon Telcom stock held by us to Horizon Telcom. The tax on the stock dividend was charged directly to equity and not recorded as an income tax expense.

     LOSS FROM CONTINUING OPERATIONS. Our loss from continuing operations for the three months ended September 30, 2001 was $28.7 million compared to $17.4 million for the three months ended September 30, 2000. The current quarter loss reflects increased expenses relative to launching our markets and building our customer base.

     EXTRAORDINARY LOSS. As a result of the September 26, 2000 financings, we retired long term debt payable to financial institutions. As a result of the debt extinguishments, we expensed the unamortized portion of the related financing costs, as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 and are shown on the statement of operation net of a tax benefit of $262,000.

     PREFERRED STOCK DIVIDEND. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. On May 1, 2001 we issued an additional 1,163,051 shares of preferred stock in payment of the stock dividend through April 30, 2001 and on November 1, 2001 we issued 1,021,882 shares of preferred stock in payment of the stock dividend through October 31, 2001. For the three months ended September 30, 2001, we accrued a stock dividend of $2.8 million.

     OTHER COMPREHENSIVE INCOME (LOSS). In the first quarter of 2001, we entered into a two year interest rate swap effectively fixing $25.0 million of our term loan at a rate of 9.4%. In the third quarter of 2001, we entered into a two year interest rate swap effectively fixing the remaining $25.0 million of our term loan at 7.65%. We do not expect the effects of the swaps to have a material impact to interest expense for the remainder of 2001. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of approximately $326,000 and an other expense of $7,000 was recorded for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     SUBSCRIBER REVENUES. Subscriber revenues for the nine months ended September 30, 2001 were $49.0 million, compared to $10.9 million for the nine months ended September 30, 2000, an increase of $38.1 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had 146,641 customers at September 30, 2001, compared to 36,007 at September 30, 2000. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU without travel increased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 to $55 from $52 primarily as a result of higher monthly fees and increased minutes of use by our customers.

     ROAMING REVENUES. Roaming revenues increased from $3.8 million for the nine months ended September 30, 2000 to $25.6 million for the nine months ended September 30, 2001, an increase of $21.8 million. ARPU including roaming increased from $71 to $84 for the nine months ended September 30, 2000 and September 30, 2001, respectively. This increase primarily resulted from the continued build out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania. We expect continued volume increases in Sprint PCS roaming revenues as we complete the remainder of our network build-out.

     On April 27, 2001, Sprint PCS and its affiliates announced a new roaming rate structure, decreasing the per minute receivable and payable for roaming usage from its previous amount of $0.20 per minute to $0.15 per minute on June 1, 2001, $0.12 per minute on October 1, 2001, and a cost return basis (approximately $0.10 per minute) effective as of January 1, 2002, and for the remainder of the term of the Sprint PCS agreements. This change has not yet been documented, and may not represent the final arrangement. We expect this decrease in the rate to reduce our overall revenue and expense per minute. We anticipate this rate reduction to be offset by volume increases resulting in greater overall roaming revenue and expense in the future.

     EQUIPMENT REVENUES. Equipment revenues consist of handsets and accessories sold to customers through our stores and through our direct sales force. Equipment revenues for the nine months ended September 30, 2001 were $4.6 million, compared to $1.7 million for the nine months ended September 30, 2000, an increase of $2.9 million. The increase in equipment revenues is the result of our increase in customers.

     COST OF SERVICES. Cost of services for the nine months ended September 30, 2001 was $67.2 million, compared to $16.2 million for the nine months ended September 30, 2000, an increase of $51.0 million. This increase reflects the increase in Sprint PCS roaming fees, including long distance charges, of $20.2 million, the increase in costs incurred under our network services agreement with the Alliances of $9.5 million, the increase in network operations, including tower lease expense, circuit costs and payroll expense, of $12.3 million, increased customer care, activations, and billing expense of $7.0 million, and the increase in other variable expenses, including switching and national platform expenses, of $2.0 million. Horizon PCS recently negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. Under the Alliances amendment, Horizon PCS is obligated to pay a fixed minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels. The Alliances are also obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances have agreed with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modification if the Alliances fail to comply.

     COST OF EQUIPMENT. Cost of equipment for the nine months ended September 30, 2001 was $8.6 million, compared to $5.1 million for the nine months ended September 30, 2000, an increase of $3.5 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses rose to $31.2 million for the nine months ended September 30, 2001, compared to $8.5 million for the same period in 2000, an increase of $22.7 million. This increase reflects the increase in the costs of operating our 30 retail stores, including marketing and advertising in our sales territory, of $13.8 million, the increase in subsidies on handsets sold by third parties of $6.6 million, and the increase in commissions paid to third parties of $2.3 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage and add customers.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2001 were $19.2 million compared to $8.1 million in 2000, an increase of $11.1 million. The increase reflects an increase in the provision for uncollectible accounts of $3.0 million, an increase in the

Sprint PCS management fee of $3.2 million, increased professional fees, including non-recurring costs related to pursuing strategic business alternatives of $1.3 million, increased headcount and professional services at Horizon Services, needed to support our growth, of $1.6 million, and other general expenses, including property and franchise taxes, of $2.0 million.

     NON-CASH COMPENSATION EXPENSE. For the nine months ended September 30, 2001 and 2000, we recorded stock-based compensation expense of approximately $1.3 million and $324,000 respectively. The $1.3 million includes $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $532,000 for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately
$709,000 in 2001,  $681,000 in 2002,  $622,000  in 2003,  $193,000 in 2004,  and
$71,000 in 2005.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses increased by $9.5 million to a total of $13.0 million in 2001. The increase reflects the continuing construction of our network. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the intangible assets.

     At September 30, 2000, we recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint PCS. The intangible asset will be amortized over the remaining term of the Sprint PCS management agreement resulting in $752,000 of amortization expense per year. Amortization expense for the nine months ended September 30, 2001 was approximately $564,000.

     Goodwill amortization will cease as of December 31, 2001 with the adoption of SFAS No. 142. The Company has not determined the financial impact the adoption of SFAS No. 142 will have on its financial position or results of operations.

     GAIN (LOSS) ON EXCHANGE OF STOCK. On April 2, 2001, the Company distributed 7,249 shares of Horizon Telcom stock to employees of Horizon PCS. In conjunction with this transaction, the Company recognized a non-operating loss of approximately $400,000 representing the reduced fair market value of the stock at the time of the transaction compared to the original holding value of the investment. In 2000, the Company recognized a gain of approximately $11.6 million on Horizon Telcom stock used in the acquisition of Bright PCS.

     INTEREST INCOME AND OTHER, NET. Other income for the nine months ended September 30, 2001 was $4.8 million and consisted primarily of interest income. Interest income was generated from the short-term investment of cash proceeds from our private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower daily interest income in the future.

     INTEREST EXPENSE, NET. Interest expense for the nine months ended September 30, 2001 was $18.7 million, compared to $3.6 million in 2000, and consisted of interest on debt. Interest on our senior secured credit facility accrues at LIBOR plus our specified margin (approximately 6.9% at September 30, 2001). We accrue interest at a rate of 14% per annum on our senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. Interest expense also includes the amortized amount of deferred financing fees related to our senior secured credit facility, our senior discount notes, and the amortization of the related warrants. At June 29, 2001, we agreed to several changes in the senior credit facility including a 0.25% increase in the annual interest rate. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build out and operating losses.

     INCOME TAX EXPENSE (BENEFIT). Until September 26, 2000 we were included in the consolidated federal income tax return of Horizon Telcom. We provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax sharing agreement nor will we be able to recognize any net operating loss benefits until we start to generate taxable income. We did not record any income tax benefit for the nine months ended September 30, 2001 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     In 2000, we recorded an income tax expense from continuing operations, resulting primarily from the recognition by us of an excess loss account on the deconsolidation from the Horizon Telcom affiliated group, reduced by the benefit of the carryback net operating losses and an increase in the valuation allowance. In addition, we generated a tax of $4.3 million on a stock dividend of 10% of Horizon Telcom stock held by us to Horizon Telcom. The tax on the stock dividend was charged directly to equity and not recorded as an income tax expense.

     LOSS FROM CONTINUING OPERATIONS. Our loss from continuing operations for the nine months ended September 30, 2001 was $75.4 million compared to $19.3 million for the nine months ended September 30, 2000. The increase in our loss reflects the continued expenses relative to launching our markets and building our customer base.

     DISCONTINUED OPERATIONS. In April 2000, we transferred our Internet, long distance and other businesses unrelated to the wireless operations to Horizon Technology, a separate subsidiary of Horizon Telcom, at net book value. Accordingly, the results of operations for these business units have been reported as discontinued operations in the prior period.

     EXTRAORDINARY LOSS. As a result of the September 26, 2000 financings, we retired long term debt payable to financial institutions. As a result of the debt extinguishments, we expensed the unamortized portion of the related financing costs, as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 and are shown on the statement of operation net of a tax benefit of $262,000.

     PREFERRED STOCK DIVIDEND. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April 30, 2001. For the nine months ended September 30, 2001, we accrued a stock dividend of $8.2 million. On May 1, 2001 we issued an additional 1,163,051 shares of preferred stock in payment of the stock dividends through April 30, 2001 and on November 1, 2001 we issued an additional 1,021,882 shares of preferred stock in payment of the stock dividends through October 31, 2001.

     OTHER COMPREHENSIVE INCOME (LOSS). In the first quarter of 2001, we entered into a two year interest rate swap effectively fixing $25.0 million of our term loan at a rate of 9.4%. In the third quarter of 2001, we entered into a two year interest rate swap effectively fixing the remaining $25.0 million of our term loan at 7.65%. We do not expect the effects of these swaps to have a material impact to interest expense for the remainder of 2001. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. An other comprehensive loss of approximately $679,000 and an other expense of approximately $84,000 were recorded for the nine months ended September 30, 2001.

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

     At September 30, 2001, we had cash and cash equivalents of $38.2 million and working capital of $24.3 million. At December 31, 2000, we had cash and cash equivalents of $191.4 million and working capital of $162.2 million. The decrease in cash and cash equivalents of $153.2 million is primarily attributable to funding our loss from continuing operations of $75.4 million (this loss includes certain non-cash charges) and funding our capital expenditures of $90.4 million for the nine months ended September 30, 2001.

     Net cash used in operating activities was $64.5 million for the nine months ended September 30, 2001. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. For the nine months ended September 30, 2001, our cost per gross additional customer was approximately $337 per customer. Increases to depreciation and other non-cash charges were offset by an increase in accounts receivable and decreases in accounts payable and other accrued liabilities.

     Net cash used in investing activities was $87.5 million for the nine months ended September 30, 2001. Our capital expenditures were $90.4 million for the nine months ended September 30, 2001, reflecting the continuing build out of our network. At September 30, 2001, we operated approximately 529 cell sites in our network. This represents an addition of approximately 226 sites during 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 16 at the end of

2000 to 30 at September 30, 2001. We will incur additional capital expenditures as we complete the build out of our network, including adding approximately 10 more stores, completing additional cell sites, and expanding capacity at our switches as needed.

     Net cash used in financing activities for the nine months ended September 30, 2001 was $1.3 million consisting primarily of deferred financing fees. With the amendment to the senior secured credit facility on June 29, 2001, the Company paid a fee of $875,000. We expect to increase our borrowings in the future to fund our operating losses and to fund additional capital expenditures needed to complete the build-out of our network. At September 30, 2001, we had $200.0 million available to be borrowed under our senior secured credit facility.

     We anticipate that our existing cash and available borrowings under our new senior secured credit facility will be adequate to fund our network build-out, anticipated operating losses and working capital requirements until we achieve positive earnings before interest, taxes, depreciation and amortization which we expect to achieve in the third quarter of 2003. We expect that our future funding needs, including our anticipated funding needs over the next 12 months, will be satisfied by our existing working capital and borrowings under our senior secured credit facility. These funds will be used for capital expenditures and to fund working capital and operating losses.

     From January 1, 2001 to December 31, 2001, we anticipate that our funding needs requirements will be approximately $210.0 million, of which approximately $130.0 million will be used for capital expenditures and the remainder will be utilized primarily to fund working capital and operating losses. The actual funds required to build-out our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of an expansion of our territory, unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. If we are unable to obtain any necessary additional funding and we are unable to complete our network build-out, this may result in a termination of our Sprint PCS agreement; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase our operating assets or capital stock for 72% of the entire business value. Also, any delays in our buildout may result in penalties under our Sprint PCS agreement, as amended.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended in September 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, the provisions of SFAS 133 required adoption to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption did not have a material effect on Horizon PCS's consolidated results of operations, financial position, or cash flows.

     On December 3, 1999, the SEC issued Staff Accounting  Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements which required adoption during the first quarter of fiscal 2000. The adoption did not have a material effect on Horizon PCS's consolidated results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001 and the Company will be required to complete an impairment test of the remaining goodwill balance annually (more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of September 30, 2001, Horizon PCS has goodwill of approximately $7.3 million related to the acquisition of Bright PCS in June 2000. The valuation of this goodwill would be subject to an impairment test at the date of adoption.

     In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operations.

     In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill will be addressed in the impairment test described above under SFAS No. 142. SFAS No. 144 also describes the cash flow estimation approach used in determining impairment. The Company will adopt SFAS No. 144 on January 1, 2002. The Company has not yet determined the financial impact the adoption will have on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For the three and nine months ended September 30, 2001, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures about market risk. We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to market risk.

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

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. In the first quarter of 2001, we entered into an interest rate swap effectively fixing $25.0 million of our term debt at a rate of 9.4%. In the third quarter of 2001, we entered into a two year interest rate swap effectively fixing the remaining $25.0 million of our term loan at 7.65%. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

     As of September 30, 2001, 100% of our variable rate long term debt has been swapped for fixed rate debt, thus reducing our exposure to interest rate risk. Therefore, an increase in the base lending rate would have an immaterial effect on our annual earnings. However, our swap interest rates are currently greater than the market interest rates. Thus, our results from operations currently reflect a higher interest expense than had we not hedged our position. If we do not renew our swaps, or, if we do not hedge incremental borrowings under our senior secured credit facility, of which we have $200.0 million available at September 30, 2001, we will increase our interest rate risk which could have a material impact on our future earnings.

     The carrying value of the financial instruments approximate fair value.

PART II--OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 5:  OTHER INFORMATION

     We Have Not Had Any Profitable Years In The Past Five Years And We May Not Achieve Or Sustain Operating Profitability Or Positive Cash Flow From Operating Activities.

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2003 while we continue to construct our network and grow our customer base. We have already incurred a total of approximately $160.5 million in net losses through September 30, 2001. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements, and our stockholders could lose all or part of their investment.

     If We Do Not Successfully Manage our Anticipated Rapid Growth, We May Fail To Complete The Build-Out Of Our Network, Sprint PCS May Terminate The Sprint PCS Agreements, And We Would No Longer Be Able To Offer Sprint PCS Products And Services From Which We Generate Substantially All Our Revenues.

     Our long-term affiliation agreements with Sprint PCS, which we refer to as the Sprint PCS agreements, require us to build out and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint PCS' technical and coverage requirements. The agreements also require that we provide minimum network coverage to the population within each of the markets which make up our territory by specified dates.

     We did not launch all of our Bright PCS markets by the date set forth in the Sprint PCS agreements. We were unable to obtain the required backhaul from local exchange carriers by that date, despite using commercially reasonable efforts. Sprint PCS agreed in writing that we are in compliance with the build-out requirements in these markets. We subsequently obtained the required backhaul services and launched these markets.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. As of June 1, 2001, we and Sprint PCS agreed to an amendment of our build-out requirements, which extended the date by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these specified contract dates. The amounts of the penalties range from $16,500 to $602,000 for each market where there is a shortfall, depending on the market and length of delay (up to 180 days) in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash, or if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS capital stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We have notified Sprint PCS that it is our position that the reasons for the delay constitute "force majeure" as described the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities.

     Under the terms of our Sprint PCS agreements, we are required to provide additional coverage in specified markets by April 28, 2002.

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

     We Have Substantial Debt Which We May Not Be Able To Service And Which May Result In Our Lenders Controlling HPCS' Assets In An Event Of Default.

     As of September 30, 2001, our total debt outstanding was $202.7 million, $50.0 million of which was due under our senior secured credit facility and $152.7 million of which was due under our senior discount notes (total debt outstanding of $171.7 million less a $19.0 million unrecognized discount associated with the warrants issued in connection with our senior discount notes offering).

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

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint PCS nor any other PCS provider offers service in every area of the United States. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this document. Sprint PCS' and its other affiliates' PCS operations may not be successful.

     We Are Dependent Upon Sprint PCS' Back Office Services And Third Party Vendors' Back Office Systems, and Problems with these Systems, or Termination of this Arrangement, Could Disrupt Our Business and Possibly Increase Our Costs.

     Because Sprint PCS now provides our back office systems, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

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

     Our senior secured credit facility provides for aggregate borrowings of $250.0 million of which $50.0 million was borrowed as of September 30, 2001. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

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

     If We Breach Our Agreement With SBA, Or It Otherwise Terminates Its Agreement With Us, Our Right To Provide Wireless Service From Most Of Our Cell Sites Will Be Lost.

     We lease cell sites from SBA. We rely on our contract with SBA to provide us with access to most of our cell sites and to the towers located on these sites. If SBA were to lose its underlying rights to these sites, our ability to provide wireless service from these sites would end, subject to our right to cure defaults by SBA. If SBA terminates our agreement as a result of our breach, we will lose our right to provide wireless services from most of our cell sites.

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

     Under our network services agreement, the Alliances provide us with the use of and access to key components of their network in most of our markets in Virginia and West Virginia. We directly compete with the Alliances in some of our other markets where we don't use their network. If the Alliances fail to maintain the standards for their network as set forth in our network services agreement with them or otherwise fail to provide their network for our use, our ability to provide wireless services in these markets may be adversely affected, and we may not be able to provide seamless service for our customers. If we breach our obligations to the Alliances, or if the Alliances otherwise terminate the network services agreement, we will lose our right to use the Alliances' network to provide service in these markets. In that event, it is likely that we will be required to build our own network in those markets and incur the substantial costs associated with doing so. This agreement was amended in the third quarter of 2001 to provide for minimum monthly fees to be paid by us until December. The aggregate amount of future minimum payments at September 30, 2001 is as follows:


          2001..........................................       $ 5,100,000
          2002..........................................        27,400,000
          2003..........................................        38,600,000
                                                          -----------------
          Total.........................................      $ 71,100,000
                                                          =================


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

     We May Not Receive As Much Sprint PCS Roaming Revenue As We Anticipate And Our Non-Sprint PCS Roaming Revenue Is Likely To Be Low.

     We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The fee for each Sprint PCS roaming minute used was changed from $0.20 per minute to $0.15 per minute as of June 1, 2001, and changed to $0.12 per minute on October 1, 2001, and to "a fair and reasonable return," expected to be approximately $0.10 per minute, in 2002, and for the remainder of the term of the PCS agreements. This change has not yet been documented, and may not represent the final arrangements. As a result, we will receive less Sprint PCS roaming per minute, and may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

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

     Horizon Telcom beneficially owns approximately 55.3% of our outstanding common stock on fully diluted basis. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 81.2% of the voting power, on a fully diluted basis. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of senior discount notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the economic and voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

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

     Horizon Telcom controls approximately 81.2% of the voting power of our shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as a local telephone services and Internet services, and these businesses may have interests that conflict or compete in some manner with our business. Horizon Telcom is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so. Any conflicts that may arise between us and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to us may impact our financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control our board of directors, conflicts may not be resolved in our favor.

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

     In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to us including finance functions, billing and collections, accounting services, computer access, customer relations and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 55.3% of our outstanding common stock on a fully diluted basis, third-parties with which we wish to enter into agreements or the market place may not perceive them to be fair. In addition, because Horizon Telcom has the power to control our board of directors, we may not be able to renew these agreements on terms favorable to us. The diagram below illustrates our relationship with the affiliates described in this paragraph and the two preceding risk factors.

                                [graph omitted]


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

     We May Experience A High Rate Of Customer Turnover Which Would Increase Our Costs Of Operations And Reduce Our Revenue And Prospects For Growth.

     Our strategy to minimize customer turnover, commonly known as churn, may not be successful. Our average monthly churn for the nine months ended September 30, 2001, is approximately 2.1%. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. The rate of customer turnover is affected by the following factors, several of which are not within our ability to address:

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

     Because Sprint PCS Has Recently Required Us To Upgrade Our Network To Provide "Third Generation" Technology, We Will Face Additional Capital Expenses And Technology Risks.

     The wireless industry is seeking to implement a new "third generation" or "3G" technology. Sprint PCS has recently selected a version of 3G technology for its own networks and required us to upgrade our network to provide it. We currently estimate that this network upgrade will cost $35 million, but actual costs could exceed this estimate. The current requirement for 3G upgrades generally is June 30, 2002. If we fail to meet the upgrade deadlines, we will be in breach of our Sprint PCS agreements. If other wireless carriers implement their 3G upgrade on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit No.    Description
-----------    -----------

3.1*           Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*           Bylaws of Horizon PCS.

10.19.1+ Amendment to Network Services Agreement by and among the Registrant, West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24,
               2001).

10.3.2 Addendum VI to Sprint PCS Management Agreement between the Registrant and Sprint PCS, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24, 2001).

10.40.2 Second Amendment to Credit Agreement and Assignment, dated June 29, 2001, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation Agent. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on July 3, 2001).

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333-51238).


__________________________

(B)  REPORTS ON FORM 8-K


     1. On July 3, 2001, The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to an amendment to its senior credit facility.

     2. On July 16, 2001, The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that set forth the registrant's press release regarding its second quarter earnings conference call.

     3. On August 14, 2001, The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that set forth the registrant's press release regarding its second quarter earnings release.

     4. On August 24, 2001, The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that set forth the registrant's press release regarding the amended agreement with the Alliances and an amendment to its Sprint PCS agreements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                                        HORIZON PCS, INC.


Date:    November 13, 2001              By:  /s/ William A. McKell
                                             -----------------------------------
                                             William A. McKell
                                             Chief Executive Officer


Date:    November 13, 2001              By:  /s/ Peter M. Holland
                                             -----------------------------------
                                             Peter M. Holland
                                             Chief Financial Officer
                                             (Principal Financial and Chief
                                             Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

3.1*           Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*           Bylaws of Horizon PCS.

10.19.1+ Amendment to Network Services Agreement by and among the Registrant, West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24,
               2001).

10.3.2 Addendum VI to Sprint PCS Management Agreement between the Registrant and Sprint PCS, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24, 2001).

10.40.2 Second Amendment to Credit Agreement and Assignment, dated June 29, 2001, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation Agent. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on July 3, 2001).

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333-51238).




1412135v1