Form 10-K
period 2001-12-31
HORIZON PCS INC
filed 2002-03-06
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                     ACT OF 1934 FOR THE FISCAL YEAR ENDED:
                                December 31, 2001

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                             Commission File Number:

                                Horizon PCS, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       31-1707839
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

         68 East Main Street, Chillicothe, OH                    45601-0480
       (Address of principal executive offices)                  (Zip Code)

      (Registrant's telephone number, including area code): (740) 772-8200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2002, there were 26,646 shares of class A common stock outstanding and 58,445,288 shares of class B common outstanding.

                               TABLE OF CONTENTS

                                                                                          Page
PART I                                                                                    ----
     ITEM 1.      Business............................................................       2
     ITEM 2.      Properties..........................................................      29
     ITEM 3.      Legal Proceedings...................................................      29
     ITEM 4.      Submission of Matters to a Vote of Security Holders.................      29

PART II
     ITEM 5.      Market for Registrant's Common Equity and Related  Stockholder
                  Matters.............................................................      29
     ITEM 6.      Selected Financial Data.............................................      32
     ITEM 7.      Management's  Discussion  and Analysis  of Financial Condition
                  and Results of Operation............................................      33
     ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk..........      55
     ITEM 8.      Financial Statements and Supplementary Data.........................      56
     ITEM 9.      Changes  in  and  Disagreements With Accountants on Accounting
                  and Financial Disclosure............................................      56

PART III
     ITEM 10.     Directors and Executive Officers of the Registrant..................      56
     ITEM 11.     Executive Compensation..............................................      59
     ITEM 12.     Security Ownership of Certain Beneficial Owners and Management......      62
     ITEM 13.     Certain Relationships and Related Transactions......................      63

PART IV
     ITEM 14.     Exhibits, Financial Statement Schedules, and Reports  on  Form
                  8-K.................................................................      68


     Horizon PCS, Inc. ("Horizon PCS") is the issuer of 14% Senior Discount Notes due 2010 (the "discount notes"). In March 2001, the discount notes were the subject of an exchange offer which was registered with the Securities and Exchange Commission ("SEC") (Registration No. 333-51238). The Co-Registrants are Horizon Personal Communications, Inc. ("HPC") and Bright Personal Communications Services, LLC ("Bright PCS"), collectively, the "Operating Companies," which are wholly-owned subsidiaries of Horizon PCS. Each of the Operating Companies has provided a full, unconditional, joint and several guaranty of Horizon PCS' obligations under the discount notes. Horizon PCS has no operations separate from its investment in the Operating Companies. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning the Operating Companies other than narrative disclosures set forth in the Notes to the Consolidated Financial Statements have been presented herein. Concurrent with the offering of the discount notes discussed above, Horizon PCS issued 295,000 warrants to purchase up to 3,805,000 shares of Horizon PCS' class A common stock. The warrants were registered with the SEC (Registration No. 333-51240). As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "Horizon PCS" means, collectively, Horizon PCS, Inc., and the Operating Companies.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under "ITEM 1. Business" and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

     o    estimates of current and future population for our markets;

     o forecasts of growth in the number of consumers and businesses using personal communication services ("PCS");

     o statements regarding our plans for and costs of the build-out of our PCS network; and

     o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will launch commercial PCS and achieve break-even or positive operating cash flow.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     o our potential need for additional capital or the need for refinancing existing indebtedness;

     o our dependence on our affiliation with Sprint PCS and our dependence on Sprint PCS' back office services;

     o the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

     o    changes or advances in technology;

     o    competition in the industry and markets in which we operate;

     o    our lack of operating history and anticipation of future losses;

     o    potential fluctuations in our operating results;

     o our potential inability to expand our services and related products in the event of substantial increase in demand for these services and related products;

     o    our ability to attract and retain skilled personal;

     o    changes in government regulation; and

     o    general economic and business conditions.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 1. Business

     References in this annual report on Form 10-K to us as a provider of wireless personal communications services ("PCS") or similar phrases generally refer to our building, owning and managing our portion of the Sprint PCS wireless network pursuant to our affiliation agreements with Sprint PCS. Sprint PCS holds the spectrum licenses and controls the network through its agreements with us.

Overview

     We are one of the largest Sprint PCS affiliates based on our exclusive right to market Sprint PCS products and services to a total population of over
10.2 million people in portions of twelve contiguous states. Our markets are located between Sprint PCS' Chicago, New York and Raleigh/Durham markets and connect or are adjacent to 15 major Sprint PCS markets that have a total population of over 59 million people. As a Sprint PCS affiliate, we market digital personal communications services under the Sprint and Sprint PCS brand names. At December 31, 2001, we managed approximately 194,100 Sprint PCS subscribers in our territory.

History and Background

     In October 1996, the Federal Communications Commission ("FCC") conditionally granted HPC licenses to provide personal communications services in various parts of Ohio, West Virginia and Kentucky (a total of five licenses). The FCC financed the licenses. According to FCC rules, the licenses were conditional upon the full and timely payment of the licenses' cost. The licenses were subject to a requirement that HPC construct and operate facilities that offer coverage to a defined population within the relevant license areas within a defined period. HPC began the engineering and design phase in 1996 and began the construction of the personal communications network in early 1997. HPC began providing personal communications services in August 1997.

     In 1997, the FCC offered four options to certain PCS license holders to change the payment terms of the FCC financed debt. These options were:
continuing with the current installment plan (status quo); return half of the spectrum from any or all of the licenses in exchange for a proportionate reduction in debt (disaggregation); turning in all licenses in exchange for total debt forgiveness (amnesty); or prepay for as many licenses as HPC could afford at face value while returning other licenses in exchange for debt forgiveness (prepayment).

     During 1998, HPC elected to return all of the spectrum from four licenses and half of the spectrum from the fifth license. In connection with the return of the spectrum, HPC entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998. These agreements provided HPC with the exclusive right to build, own and manage a wireless voice and data services network in certain markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee and Maryland under the Sprint PCS brand.

     During 1999 HPC entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. The joint venture was established in October 1999 to provide personal communications services in Ohio, Indiana and Michigan.

     On April 26, 2000, Horizon Telcom, Inc. (the "Horizon Telcom") formed Horizon PCS, Inc. (the "Company", or "HPCS"). On June 27, 2000, Horizon Telcom transferred its 100% ownership of HPC to HPCS in exchange for 53,806,200 shares of stock of HPCS (as adjusted for the 1.1697-for-one stock split in the form of a stock dividend effective on September 8, 2000).

     In May 2000, the Company expanded its management agreement with Sprint PCS. This allowed the Company to have the exclusive right to build, own and manage a wireless voice and data services network in markets located in Pennsylvania, New York, Ohio and New Jersey.

     On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS in exchange for approximately 8% of the Company's class B common stock and approximately 40% of the Horizon Telcom, Inc. common stock owned by the Company. In conjunction with this transaction, the Company also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in Bright PCS' markets.

     The Sprint PCS agreements require the Company to interface with the Sprint PCS wireless network by building the Company's network to operate on PCS frequencies licensed to Sprint PCS in the 1900 MHz range. Under the Sprint PCS agreements, HPCS has agreed to:

     o construct and manage a network in HPCS' territory in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS products and services;

     o    conduct advertising and promotion activities in HPCS' territory; and

     o manage that portion of Sprint PCS' customer base assigned to HPCS' territory.

     The Company must comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint PCS meets these requirements. For further discussion on the Sprint PCS agreements, see "The Sprint PCS Agreements" below.

Sprint PCS

    Sprint PCS, a wholly-owned subsidiary of Sprint, operates the largest 100% digital, 100% PCS wireless network in the United States. The digital technology that Sprint PCS uses is code division multiple access technology, referred to as CDMA. Sprint PCS has licenses to provide PCS nationwide. Sprint PCS operates its PCS network in major metropolitan markets throughout the United States and has entered into agreements with affiliates, such as ourselves, to build and manage networks in smaller metropolitan areas and along major highways.

     Sprint first launched its commercial PCS network in the United States in November 1995. By combining its brand name, national footprint, competitively priced plans and extensive product offerings, Sprint PCS has experienced rapid customer growth. In the fourth quarter of 2001, Sprint PCS reported its 14th consecutive industry-leading quarter of customer growth, adding over 1.1 million direct customers and 381,000 affiliate customers. As of December 31, 2001, Sprint PCS had more than 13.6 million direct customers and, together with its affiliates, provided service to 15.8 million customers on an all-digital network covering almost 247 million people with licenses to provide coverage to 285 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands.

Competitive Strengths

     Our long-term strategic affiliation with Sprint PCS provides us with many business, operational and marketing advantages including the following:

     Sprint PCS' national brand name recognition and national advertising support. We have the exclusive right to use the Sprint and Sprint PCS brand names for the sale of Sprint PCS products and services in our territory. We benefit from the strength and the reputation of the Sprint and Sprint PCS brands. Sprint PCS' national advertising campaigns and developed marketing programs are provided to us at little or no additional cost under our Sprint PCS agreements. We offer the same strategic pricing plans, promotional campaigns and handset and accessory promotions as Sprint PCS, and we have the ability to add pricing plans and marketing promotions that target local market needs.

     Established and available distribution channels. We benefit from immediate access to major national retailers under Sprint PCS' existing sales and distribution agreements and other national sales and distribution channels, including:

     o a sales and distribution agreement with RadioShack, which provides us with access to approximately 178 stores in our territory;

     o the sales and distribution agreements with other major national third-party retailers such as Best Buy, Circuit City, Office Depot and Wal-Mart, which collectively provide us with access to approximately 277 additional retail outlets in our territory;

     o    Sprint PCS' national inbound telemarketing sales force;

     o    Sprint PCS' national accounts sales team; and

     o    Sprint PCS' electronic commerce sales platform.

     Sprint PCS' nationwide digital PCS network. As of December 31, 2001, Sprint PCS, together with its affiliates, operated PCS systems providing service to nearly 247 million people nationwide, or 87% of Sprint PCS' licensed population of 285 million people, including all of the 50 largest metropolitan markets. Our network operates with Sprint PCS' national network and extends Sprint PCS' coverage into our markets, which we believe is important to Sprint PCS' national strategy. We believe our ability to provide customers with access to Sprint PCS' nationwide network represents a competitive advantage over other national and regional providers of wireless services.

     Sprint PCS Wireless Web. Our network supports and we market the Sprint PCS Wireless Web. The Sprint PCS Wireless Web allows customers with data-capable or web browser-enabled handsets to connect to the Internet and browse specially designed text-based web sites, including AOL, Yahoo!, Amazon.com, Bloomberg.com, CNN Interactive, MapQuest.com, Fox Sports, Ameritrade, InfoSpace.com and Weather.com. For more information on the Sprint PCS Wireless Web, see "Products and Services: Access to the Sprint PCS Wireless Web" below. Sprint PCS' investment to upgrade its network to third generation wireless network services ("3G") is expected to result in up to a doubling of voice capacity nationwide and dramatically increased data transmission speeds. The migration to 3G is also expected to provide better economies for Sprint PCS and its affiliates through improved spectrum efficiency.

     Sprint PCS' extensive research and development. We benefit from Sprint PCS' extensive research and development effort, which provides ongoing access to new technological products and enhanced service features without significant research and development expenditures of our own. We have prompt access to any developments produced by Sprint PCS for use in our network.

     Better equipment availability and pricing. We are able to acquire our network equipment, handsets and accessories more quickly and at a significantly lower cost than we would without our strategic relationship with Sprint PCS. We purchase our network equipment, handsets and accessories under Sprint PCS' vendor arrangements that provide volume discounts. These discounts significantly reduce the overall capital required to build our network and significantly reduce our costs of handsets and accessories.

     Sprint PCS licenses and long-term commitments. We have the exclusive right to use Sprint PCS' licensed spectrum to provide Sprint PCS products and services in our territory. Sprint PCS has funded the purchase of the licenses covering our territory at a cost of approximately $57.0 million and has incurred additional expenses for microwave clearing. As a Sprint PCS affiliate, we did not have to fund the acquisition of these licenses, thereby reducing our start-up costs. The Sprint PCS agreements are for a total of 50 years, including an initial term of 20 years, which will expire June 2018, and three 10-year renewal terms. These agreements will automatically renew for each renewal period unless, at least two years prior to the commencement of any renewal period, either party notifies the other party that it does not wish to renew the agreement.

     Sprint PCS' back office services. When we initially launched our independent PCS operations, we provided our own back office services, such as customer services and billing services. In May 2000, we amended the Sprint PCS agreements so that Sprint PCS will provide these back office services to us. We completed conversion of our existing customers to these services in June 2001.

We expect the cost of these services will be at or below the cost of providing the services ourselves, due to anticipated rate reductions and Sprint PCS' ability to economically manage the support of new services. We also believe this arrangement will allow us to more quickly roll out new Sprint PCS products and services in our markets.

Other Competitive Strengths of Our Business

     In addition to the advantages provided by our strategic affiliation with Sprint PCS, we have the following additional competitive strengths:

     Attractive markets.  Our markets,  with a total population of approximately
10.2 million people, are in areas with attractive demographic characteristics, including the following:

     o Fewer competitors in our markets compared to major metropolitan areas. We face fewer competitors in our markets than is the case in the surrounding urban markets. In addition, we were the first or second PCS provider in a majority of our markets.

     o High volume of commuter and long-distance travel. Our territories include more than 2,600 interstate miles and numerous other Federal and major state highways. We believe coverage along these highways will generate significant roaming revenues.

     o Significant overlap with Sprint PCS and Horizon Telcom local telephone service areas. Approximately 20% of the people in our territory are residents in Sprint Local Telephone Division markets. We believe that we can take advantage of Sprint PCS' local telephone customers' familiarity with Sprint PCS' brand and product quality when marketing our wireless service. Similarly, we benefit from local brand awareness of Horizon Telcom, the majority owner of Horizon PCS. Horizon Telcom provides local telephone service in our Chillicothe, Ohio market where we have a company record penetration of covered residents of approximately 17%. The former owners of Bright PCS also offer local telephone service in northwestern Ohio, and we expect to benefit positively from their long-term relationships with their local telephone customers.

     o Large student population. There are over 240,000 students attending more than 60 four-year colleges and universities located in our territories, including Notre Dame, Penn State, Ohio University, the University of Virginia, Virginia Tech and West Virginia University. There are also numerous other colleges and universities throughout our markets. We believe college students are among the heaviest users of wireless services.

     o Popular resorts and day-trip destinations. There are more than 25 ski resorts, three major NASCAR speedways, popular resorts, state parks and other tourist destinations in our service areas.

     Potential for significant roaming revenue. We receive Sprint PCS roaming revenue from Sprint PCS subscribers based outside our territory who roam on our network. Our territory is adjacent to or connects 15 major markets owned and operated by Sprint PCS, including Buffalo, Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Knoxville, Lexington, New York, Philadelphia, Pittsburgh, Raleigh/ Durham, Richmond and Washington, D.C. These markets include five of the ten largest metropolitan areas in the United States, which have a total population of approximately 59 million residents. Our territory also contains more than 2,600 interstate miles, as follows:




                                                                    Estimated Total Interstate Miles (1):
                                                                          Between              In Our
     Interstate                 Major Destination Cities               Destinations          Territory
----------------------   ---------------------------------------   -----------------------------------------
      I-80/I-90               Chicago, IL to New York, NY                     787                 478
        I-90                  Cleveland, OH to Buffalo, NY                    188                 117
        I-75                 Detroit, MI to Cincinnati, OH                    264                  57
        I-77                 Cleveland, OH to Charlotte, NC                   510                 314
        I-79                   Erie, PA to Charleston, WV                     337                 234
        I-81                 Syracuse, NY to Knoxville, TN                    790                 419
        I-64                 Lexington, KY to Richmond, VA                    473                 350
        I-69                Indianapolis, IN to Lansing, MI                   241                 106
        I-476               Scranton, PA to Philadelphia, PA                  124                  60
  Other interstates                                                            --                 519
                                                                           ------              ------
                                                                           3,714                2,654

----------
(1)  Source: Rand McNally.

     Our territory also includes numerous other Federal and major state highways. The proximity of our markets to major Sprint PCS markets and the concentration of major interstates and highways in our territory create significant potential for roaming revenue.

     High-capacity, spectrum efficient network. We have built an all-digital PCS network that we believe is high-quality. Our strategy is to provide service to the largest communities in our markets and the interstates and primary roads connecting these communities to one another and to the adjacent major markets owned and operated by Sprint PCS. We believe our network design will allow our network to handle more customers with fewer dropped calls and better clarity than our competitors. In accordance with Sprint PCS' national plan, we are in the process of upgrading most of our network to 1XRTT, a 3G technology, by mid-year 2002. Because we believe our CDMA technology is more efficient than GSM or TDMA, we believe that, unlike our GSM and TDMA competitors, we will not require additional spectrum in order to operate our 3G network. We believe our early nationwide deployment of 3G technology will provide us with a competitive advantage in the market for wireless data services.

     Fully-funded business plan. We are currently fully-funded under our revised business plan, which includes completing the build-out of a network which will cover approximately 7.9 million residents and operating up to 50 company-owned retail stores. At December 31, 2001, our network covered 6.9 million people and 38 company owned retail stores were in operation. We expect to achieve positive earnings before interest, taxes, depreciation and amortization in the third quarter of 2003. Our current projections of operating results are a function of a number of factors, many of which are beyond our control.

     Proven track record; strong management and sponsorship. We entered the wireless industry in 1997 to capitalize on the strong growth opportunities that we believed existed and launched independent PCS service before Sprint PCS was offering affiliation opportunities. To successfully offer service as an independent provider, we were required to finance, build and launch our initial markets without any of the benefits of affiliation. As a result of our success as an independent PCS provider we were able to become a charter Sprint PCS affiliate. Since then we have expanded our territory from a total population of less than 1.0 million in 1998 to a total population of 10.2 million today. We have accomplished this by developing our relationship with the Alliances, investing in and subsequently acquiring Bright PCS, and establishing a strategic partnership with Sprint PCS.

Business Strategy

     We believe the following elements of our business strategy will enable us to rapidly complete our network, distinguish our wireless service offerings from those of our competitors and compete successfully in the wireless communications marketplace:

     Taking full advantage of the benefits of our affiliation with Sprint PCS. The benefits of our affiliation with Sprint PCS include:

     o    Sprint PCS brand awareness and national marketing programs;

     o access to established Sprint PCS distribution channels and outlets, national marketing plans and marketing strategies;

     o    Sprint PCS nationwide coverage;

     o availability of discount prices for network and subscriber equipment under Sprint PCS' vendor contracts;

     o    revenues from Sprint PCS subscribers traveling onto our network;

     o use of Sprint PCS' back office services including customer activation, billing and customer care; and

     o    use  of  Sprint  PCS'  national   network   control  center  which  is
          responsible for continually monitoring the performance of our network and providing rapid response for systems maintenance needs.

     Rapidly completing the expanded build-out of our network. We have successfully developed several key relationships which allow us to efficiently launch our markets. For the build-out in our Bright PCS markets and for fill-in coverage in our initial markets, we rely on our build-to-suit arrangements with SBA Communications Corporation ("SBA"). These arrangements allow us to minimize capital costs and take advantage of SBA's expertise in quickly completing the site acquisition process. For markets with a high concentration of existing towers or zoning challenges, we employ a co-location strategy. In our Virginia and West Virginia markets, we use our network services agreement with the Alliances (See "Alliances Network Services Agreement" below) to increase our coverage to those markets with a total population of 2.9 million. For our markets in Pennsylvania, New York, Ohio and New Jersey, we purchased network assets under construction from Sprint PCS, enabling us to launch these markets much earlier than if we had to complete the entire build-out of these markets independently.

     Executing an integrated local marketing strategy. Our marketing strategy is to take full advantage of Sprint's and Sprint PCS' nationwide presence and brand names while at the same time establishing a strong local presence in each of our markets. We emphasize the improved clarity and quality, enhanced features and favorable pricing of Sprint PCS products and services and replicate the marketing strategies that have resulted in Sprint PCS becoming the fastest growing wireless service provider in the country. In addition, on the local level, we are or soon will be:

     o    establishing up to 50 Sprint PCS stores within our territory;

     o establishing local third-party sales and distribution relationships on an as-needed basis;

     o directing our media efforts at the community level by advertising in local publications and radio;

     o    sponsoring local and regional events; and

     o using the local telephone offices of Sprint and the former owners of Bright PCS that are located in our markets to offer our products and services.

     Continuing to explore opportunities to expand our territory and provide complementary products and services. Since the initial grant of our markets, we have significantly expanded the geographic scope of our territory through three separate transactions. We expect to continually evaluate ways to strategically expand our territory. Similarly, we expect to consider offering complementary products and services.

Markets

     Our territory covers 54 markets in parts of Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia. Sprint PCS has launched service in 15 major metropolitan areas that are adjacent to our markets and have a combined total population of approximately 59 million. We believe that connecting or being adjacent to existing Sprint PCS markets is important to Sprint PCS' and our strategy to provide seamless, nationwide PCS. The following chart identifies our markets:

                                                       Sprint PCS            MHz of            Estimated
         Market                                         Grant(1)            Spectrum      Total Population(2)
         ------                                         --------            --------      -------------------
         Fort Wayne, IN                                  Bright                10                689,200
         Kingsport (Tri-Cities), TN                        2nd                 20                689,100
         Scranton, PA                                      3rd                 30                664,700
         Roanoke, VA                                       2nd                 10                645,200
         Charleston, WV                                    1st                 20                492,700
         Huntington, WV                                    1st                 20                369,700
         South Bend, IN                                  Bright                10                348,800
         Erie, PA                                          3rd                 10                280,200
         Elkhart, IN                                     Bright                10                256,900
         Lima, OH                                        Bright                30                251,800
         Olean, NY                                         3rd                 30                240,200
         Charlottesville, VA                               2nd                 30                218,600
         Clarksburg, WV                                    2nd                 30                195,600
         Sunbury, PA                                       3rd                 30                194,300
         Zanesville, OH                                    1st                 20                187,200
         Kokomo, IN                                      Bright                30                186,000
         Williamson, WV                                    2nd                 20                183,900
         Parkersburg, WV                                   1st                 20                182,000
         Jamestown, NY                                     3rd                 30                180,100
         Bluefield, WV                                     2nd                 20                176,200
         New York, NY (Partial)(3)                         3rd                 30                169,673
         Beckley, WV                                       2nd                 20                169,500
         Danville, VA                                      2nd                 10                168,600
         Williamsport, PA                                  3rd                 30                161,200
         Benton Harbor, MI                               Bright                10                160,100
         Lynchburg, VA                                     2nd                 10                160,100
         Cumberland, MD                                    2nd                 10                159,000
         Findlay, OH                                     Bright                30                152,900
         Pottsville, PA                                    3rd                 30                151,000
         State College, PA                                 3rd                 30                134,900
         Athens, OH                                        1st                 20                132,100
         Stroudsburg, PA                                   3rd                 30                128,100
         DuBois, PA                                        3rd                 30                127,900
         Cincinnati, OH (Partial)(3)                       2nd                 10                127,400
         Sharon, PA                                        3rd                 10                122,300
         Michigan City, IN (Partial)(3)                  Bright                10                109,900
         Marion, IN                                      Bright                30                108,600
         Morgantown, WV                                    2nd                 30                107,800
         Staunton, VA                                      2nd                 10                107,600
         Chillicothe, OH (4)                               1st                 35                104,700
         Oil City, PA                                      3rd                 30                104,500
         Ashtabula, OH                                     3rd                 10                103,500
         Portsmouth, OH                                    1st                 20                 93,800
         Martinsville, VA                                  2nd                 10                 90,400
         Meadville, PA                                     3rd                 10                 90,000


                                                       Sprint PCS            MHz of            Estimated
         Market                                         Grant(1)            Spectrum      Total Population(2)
         ------                                         --------            --------      -------------------
         Allentown, PA (Partial)(3)                        3rd                 30                 59,094
         Fairmont, WV                                      2nd                 30                 56,800
         Knoxville, TN (Partial)(3)                        3rd                 10                 54,201
         Dayton, OH (Partial)(3)                         Bright                10                 41,065
         Logan, WV                                         2nd                 10                 40,900
         Canton, OH (Partial)(3)                           2nd                 10                 36,215
         Toledo, OH (Partial)(3)                         Bright                30                 30,066
         Kalamazoo, MI (Partial)(3)                      Bright                30                 20,009
         Battle Creek, MI (Partial)(3)                   Bright                30                  8,980
                                                                                             -----------
           Estimated total population                                                         10,225,303


     ----------


(1) Indicates the grant from Sprint PCS in which we received our respective markets. "Bright" indicates markets granted to Bright PCS in October 1999. The following summarizes our other grants:
                  1st:     June 1998
                  2nd:     August 1999
                  3rd:     May 2000
(2) Estimated total population is based on January 1, 1999, estimates compiled by Rand McNally Commercial Atlas & Marketing Guide, 2000 Edition.
(3) The estimated total population in these markets represents the population of the counties within the market granted to us in the Sprint PCS agreements, not the total population of that market.
(4)  Includes 15 MHz of spectrum owned directly by us.

Network Build-Out Plan

     Our network build-out strategy is to provide service to the largest communities in our markets and to cover interstates and primary roads connecting these communities to each other, and to the adjacent major markets owned and operated by Sprint PCS. We believe that our schedule for completing the build-out is achievable based on our prior experience in network build-out, the digital PCS technology we will use to build our PCS network and the established standards of Sprint PCS. We have designed our build-out to exceed the requirements of the Sprint PCS agreements.

     Our markets have a total population of approximately 10.2 million people. As of December 31, 2001, we had launched service in markets covering approximately 6.9 million residents, or 68% of the total population in our territory and had approximately 194,100 customers. According to our original business plan, our network, when completed, would have covered 6.9 million residents. We have decided to expand the coverage in our markets from 6.9 million to 7.9 million residents, increasing our planned coverage from 68% to 77% of the total population of our territory. We believe that our expanded network will be substantially complete by December 31, 2002.

Network Build-Out Elements

     As part of our network build-out strategy, we entered into outsourcing relationships with the third parties described below to assist us in building out our network. We believe that these relationships result in a more timely, efficient and cost effective build-out process.

     Radio frequency design. We have engaged an outside design firm to provide radio frequency design, engineering and optimization services for our markets. This firm assists us in determining the required number of cell sites to operate the network and identifies the general geographic areas in which each of the required cell sites will be located.

     Site acquisition, project management and construction. We use a combination of build-to-suit and co-location opportunities in the design and construction of our network. We consider these arrangements to be preferable to building our own towers.

     Build-to-suit arrangements are contractual relationships whereby a tower company constructs and owns a cell tower at a location that we approve and leases the cell tower to us for use in our network. Co-location is an arrangement whereby a wireless service provider, like us, is allowed to use another party's cell tower as part of its network. Generally we prefer build-to-suit opportunities because of the favorable development fees and leasing terms associated with our arrangement with SBA. Under our build-to-suit agreement, SBA acquires the site, builds the tower and leases it to us.

     In situations where we determine that build-to-suit is not appropriate, we use a co-location strategy. For sites where co-location leases are utilized, zoning, permitting and surveying approvals and licenses have already been secured, which minimizes our start-up costs and accelerates access to the markets.

     We expect that approximately 1,380 sites will be required to achieve our planned expanded coverage of the residents in our territory, including those provided to us through our network services agreement.

     Microwave relocation. At the time of the FCC's auction of PCS licenses, other third parties were using portions of the same frequency bandwidths for the operation of microwave facilities. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee's expense. Sprint PCS relocates the microwave paths that use frequencies owned by Sprint PCS, and is analyzing these relocations as we continue the build-out of our network. Sprint PCS is also paying for a portion of the relocation costs. Sprint PCS has substantially completed the necessary relocation for the microwave paths in our markets.

     Switching. We currently use two switching centers in Chillicothe, Ohio, and Fort Wayne, Indiana, to provide services to our network. We also utilize the Alliance's two switching centers under our network services agreement (see "Alliances Network Services Agreement" below) and use Sprint PCS switching centers on an interim basis to more rapidly launch our markets in western Pennsylvania and northern Ohio. A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. As of December 31, 2001, we are constructing two additional switching centers which we plan to complete in 2002: one in Johnson City, Tennessee, and one in Erie, Pennsylvania. The new Nortel switch in Johnson City will replace the older Motorola switch in Chillicothe. We believe the capacity of our switching centers is adequate to accommodate our planned growth.

     Interconnection. Our network connects to the public telephone network through local exchange carriers. Through our Sprint PCS agreements, we benefit from Sprint PCS-negotiated interconnection agreements with local exchange carriers, which govern the terms of the relationship between telephone service carriers which interconnect in order to provide service between networks.

     Long distance and back haul. We use Sprint and other third-party providers for long distance services and for back haul services. Back haul services are the telecommunications services that other carriers provide to carry our voice traffic from our cell towers to our switching facilities. When we use Sprint, we receive the same preferred rates made available to Sprint PCS.

     Network monitoring. We use Sprint PCS' Network Operations Control Center to monitor continuously our owned and operated network. The Alliances operate a comparable network operations control center that provides network monitoring in our resale markets.

SBA Agreement

     Prior to August 1999, Horizon Telcom owned the cell site towers we used in our network. In August 1999, Horizon Telcom sold to SBA the towers we used in our network; we subsequently entered into lease arrangements with SBA. We now pay a fixed amount per month, per cell site, to SBA for the right to use their towers in our markets. This fixed fee is subject to an annual percentage increase for each site beginning on the third anniversary of the date we began using the site. We believe the rates we pay under this agreement are generally more favorable than average co-location rates available in our markets.

     In August 1999, we also entered into a build-to-suit agreement with SBA. Under this agreement, SBA acquires and develops the sites and installs the towers at locations we approve. We receive a site development fee from SBA for tower sites which SBA constructs on our behalf. We have agreed to lease space on a number of existing SBA towers for which we pay a fixed amount per month, per cell site. For some of the leases, we receive a one year rent abatement on these sites. Rent expense for the leases which include abatement will be recognized on a straight-line basis over the life of the lease.

Motorola Product Supply Agreement

     In December 1999, we entered into a product supply agreement with Motorola for the purchase of the telecommunications products and services for our network. Motorola also provides installation services for our network equipment. We intend to use Motorola equipment for the build-out of our new markets in Pennsylvania, New York, Ohio and New Jersey and the Bright PCS markets. Since entering into the Sprint PCS agreements in June 1998, we have benefited from Sprint PCS' volume pricing arrangements with Motorola on our equipment purchases and expect to continue to benefit going forward.

Alliances Network Services Agreement

     The Alliances are two related, independent PCS providers offering service under the NTELOS brand name. In August 1999, we entered into a network services agreement with the Alliances for 13 of our markets in Virginia and West Virginia. Under this agreement, we are entitled to use the Alliances' wireless network and equipment to provide services to our customers in these markets. The Alliances are required to maintain their network to Sprint PCS technical standards. We pay the Alliances a minimum monthly charge for a fixed number of minutes and a per minute of use charge for minutes in excess of the fixed number of minutes.

     We believe this arrangement eliminates or defers capital costs and reduces network expenses while permitting a faster launch of service and preserving our capital for other uses. In addition, this arrangement gives us access to additional spectrum in markets where Sprint PCS has limited bandwidth and reduces our risk of technological obsolescence in these markets. We are subject to the risk that the Alliances will not satisfactorily build-out, operate, maintain or upgrade their network. See "Risk Factors" under "ITEM 7.
Management's Discussion and Analysis of Financial Condition and Results of Operation" included herein.

     As of December 31, 2001, the Alliances had deployed 481 cell sites within our markets in West Virginia and Virginia and had complied with their contractual build-out requirements to date. At December 31, 2001, the Alliances provided coverage to approximately 62% of the total population of 2.9 million residents in the markets covered by our network services agreement.

     In the event we terminate our agreement with the Alliances because of the Alliances' breach of the agreement, we have the right to continue to use the Alliances' network for up to 36 months after the termination at rates which reflect a significant discount from the standard pricing terms under our agreement. This is intended to enable us to continue to provide services to our customers while we build-out our own network. In addition, after December 31, 2003, we have the right to overbuild the Alliances' markets, on a market-by-market basis, at any time for any reason.

Products and Services

     Our products and services mirror the service offerings of Sprint PCS and are designed to integrate seamlessly with the Sprint PCS nationwide network. Sprint PCS Wireless Services currently serve the majority of the nation's metropolitan areas, including more than 4,000 cities and communities, providing customers with affordable, reliable 100% digital, 100% PCS services. The Sprint PCS service package we offer includes the following:

     100% digital wireless mobility and nationwide service. Our primary service is wireless mobility coverage. Our PCS network is part of the largest 100% digital, 100% PCS network in the nation and our customers are able to use Sprint PCS services in our markets and seamlessly throughout the Sprint PCS network. We offer customers in our territory enhanced voice clarity, advanced features and simple, affordable Sprint PCS pricing plans. These plans include free long distance and wireless airtime minutes for use throughout the Sprint PCS network at no additional charge. Our basic wireless service includes voice mail, caller ID, enhanced call waiting, three-way calling, call forwarding, distinctive ringing and call blocking.

    Nationwide service. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS is not available and with which Sprint PCS has roaming agreements. These handsets are designed to operate on analog and digital cellular networks, as well as on Sprint PCS' digital PCS networks.

     Advanced handsets. CDMA handsets offer significantly extended battery life relative to earlier technologies, providing up to five days of standby time and approximately two to four hours of talk time. Handsets operating on a digital system are capable of saving battery life while turned on but not in use, improving efficiency and extending the handset's use. We also offer dual-band/dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands and both digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available through carriers with which Sprint PCS has roaming agreements. All handsets are equipped with preprogrammed features such as speed dial and last number redial, and are sold under the Sprint and Sprint PCS brand names.

     Improved voice quality. We believe the Sprint PCS CDMA technology offers significantly improved voice quality compared to existing analog and TDMA networks and more powerful error correction, less susceptibility to call fading and enhanced interference rejection; all of which result in fewer dropped calls. See "CDMA Technology" below for a discussion of the reasons CDMA technology offers improved voice quality.

     Privacy and security. Sprint PCS provides secure voice transmissions encoded into a digital format to prevent eavesdropping and unauthorized cloning of subscriber identification numbers.

    Easy activation. Customers can purchase a Sprint PCS handset off the shelf at a retail location and activate their service by calling customer service or by visiting Sprint PCS' website. Either option allows the customer to activate the handset over the air. We believe over-the-air activation will reduce the training requirements for salespersons at the retail locations.

     Customer care. By using Sprint PCS' established back office services such as customer care and billing services, we believe our operating costs will be reduced. By using Sprint PCS' services, we also expect to more rapidly implement new products and services offered by Sprint PCS. Sprint PCS offers customer care 24 hours a day, seven days a week. Customers can call the Sprint PCS toll-free customer care number from anywhere on the national Sprint PCS network. All Sprint PCS phones are preprogrammed with a speed dial feature that allows customers to easily reach customer care at any time.

     Access to the Sprint PCS Wireless Web. We support and market the Sprint PCS Wireless Web throughout our network. The Sprint PCS Wireless Web allows subscribers with data-capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS subscribers with data-capable handsets also have the ability to receive periodic information updates such as stock prices, airline schedules, sports scores and weather reports directly on their handsets. Sprint PCS subscribers with web browser-enabled handsets have the ability to connect to and browse specially designed text-based Internet sites on an interactive basis. Sprint PCS has agreements with numerous Internet providers to provide services for the Sprint PCS Wireless Web. Sprint PCS offers Sprint PCS Wireless Web as an add-on to existing Sprint PCS' Free and Clear pricing plans.

     Clear Pay pricing plan. We offer Sprint PCS' "Clear Pay" pricing plan in our markets. The "Clear Pay" plan is a credit policy which is designed to enable potential subscribers who may not have a credit history that qualifies for standard Sprint PCS post-pay pricing plans to become subscribers without having to pay high rates customarily associated with pre-paid plans or having to provide a large deposit. We believe the "Clear Pay" pricing plan allows us to obtain subscribers which we would not be able to otherwise obtain if we used standard post-pay credit policies.

     Other services. We believe new features and services will be developed on the Sprint PCS nationwide network to take advantage of CDMA technology. As a leading wireless provider, Sprint PCS conducts ongoing research and development to produce innovative services that give Sprint PCS a competitive advantage. We intend to offer a portfolio of products and services developed by Sprint PCS to accommodate the growth in, and the unique requirements of, high speed data traffic and demand for video services. We plan to provide, when available, a number of applications for wireless data services including facsimile, Internet access, wireless local area networks and point-of-sale terminal connections.

Marketing Strategy

     Our marketing and sales strategy uses Sprint PCS' strategies and developed national distribution channels that have helped Sprint PCS generate rapid customer growth. We augment Sprint PCS' strategies with marketing programs tailored to our specific territory.

     Use of Sprint PCS' brand equity and marketing. We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing effort. From the customers' point of view, they will use our PCS network and the Sprint PCS national network seamlessly as a unified national network. We are building on Sprint PCS' national distribution channels and advertising programs.

     Pricing. We believe our use of the Sprint PCS pricing strategy offers customers in our territory simple, easy-to-understand service plans. Sprint PCS' consumer pricing plans are typically structured with competitive monthly recurring charges and large local calling areas, service features such as voicemail, enhanced caller ID, call waiting and three-way calling and what we believe to be competitive per-minute rates. Lower per-minute rates relative to analog cellular providers are possible in part because the CDMA system that both we and Sprint PCS employ has greater capacity than current analog cellular systems, which we believe enables us to market high usage customer plans at lower prices. All of Sprint PCS' current national plans:

     o    include minutes in any Sprint PCS market with no roaming charges;

     o offer a wide selection of phones to meet the needs of consumers and businesses; and

     o    provide a limited-time money-back guarantee on Sprint PCS handsets.

     In addition, Sprint PCS' national Free and Clear plans, which we believe offer simple, affordable plans for every consumer and business customer, include the option to choose free long distance calling from anywhere on Sprint PCS' nationwide network, a package of off-peak minutes or the Sprint PCS Wireless Web.

     Local focus. Our local focus enables us to supplement Sprint PCS' marketing strategies with our own strategies tailored to each of our specific markets. These include attracting local businesses to diversify our distribution channels and using local radio and newspaper advertising to sell our products and services in each of our launched markets. We have established a local sales force to execute our marketing strategy through company-owned Sprint PCS stores and also employ a direct sales force targeted to business sales. In addition, Sprint PCS' existing agreements with national retailers provide us with access to over 455 retail locations in our territory. The former owners of Bright PCS also offer Sprint PCS products in their local telephone offices in northwestern Ohio. Sprint-owned local exchange carriers provide local telephone service to approximately 20% of the total population in our territory, which provides us with an additional distribution channel through which we can market to an established base of Sprint customers. Some of the Sprint local exchange markets have a store for Sprint customers to pay their bills, which we use to sell Sprint PCS products and services.

     Advertising and promotions. Sprint PCS uses national and regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from this national advertising in our territory at no additional cost to us.

     Sponsorships. Sprint PCS is a sponsor of numerous selected, broad-based national and regional events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our territory.

     Bundling of services. We intend to take advantage of the complete array of communications services offered by bundling Sprint PCS services with other Sprint products, such as long distance and Internet access.

Sales and Distribution

     Our sales and distribution plan mirrors Sprint PCS' multiple channel sales and distribution plan. Key elements of our sales and distribution plan consist of the following:

     Sprint store within a RadioShack store. Sprint has an arrangement with RadioShack to install a "store within a store" for the sale of Sprint PCS service. RadioShack has approximately 178 stores in our territory.

     Other national and regional third party retail stores. We also benefit from the distribution agreements established by Sprint PCS with other national and regional retailers which currently include Best Buy, Circuit City, Office Depot, OfficeMax, Ritz Camera, Staples, Cord Camera, The Wiz, Wal-Mart and h.h. gregg department stores. At present, these retailers operate approximately 277 retail stores in our territory. We also believe that we benefit from stores located in major Sprint PCS markets near our markets because residents of our territory who buy PCS handsets at those stores become our subscribers.

     Sprint PCS stores. At December 31, 2001, we operated 38 Sprint PCS stores. We plan to have up to 50 Sprint PCS stores in our territory by the end of 2002. These stores will be located in larger markets within our territory, which we believe will provide us with strong local presence and a high degree of visibility. Following the Sprint PCS model, these stores will be designed to facilitate retail sales, bill payment and customer service.

     Local telephone stores. We also offer Sprint PCS products and services through the Sprint Local Telephone Division retail centers in our service area and through local telephone service centers of former owners of Bright PCS and their affiliates located in our markets.

     National accounts and direct selling. We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 500 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our territory. Our direct sales force will target the employees of these corporations in our territory and cultivate other local business clients.

     Inbound telemarketing. Sprint PCS provides inbound telemarketing sales when customers call from our territory. As the exclusive provider of Sprint PCS products and services in our market, we use the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads. These leads are then handled by Sprint PCS' inbound telemarketing group.

     Electronic commerce. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a service plan. Customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We manage customers in our territory who purchase products and services over the Sprint PCS Internet site.

CDMA (Code Division Multiple Access) Technology

     Sprint PCS' nationwide network and its affiliates' networks all use digital CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high-volume, high-quality airtime at a low cost. We believe CDMA provides important system performance benefits.

     Voice quality. We believe CDMA systems offer less interference, more powerful error correction and less susceptibility to fading than analog systems. Using enhanced voice-coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA voice-coding technology also filters annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones.

     Capacity. CDMA technology allows a greater number of calls within one specific frequency and reuses the entire frequency spectrum in each cell. CDMA systems provide capacity gains of up to seven times over current analog systems and up to three times greater than TDMA and GSM systems used by some of our competitors. Additional voice capacity improvements are expected for CDMA networks over the next two years as new 3G standards are approved and implemented. Additionally, 3G will allow higher data transmission speeds than are currently available.

     CDMA technology is designed to provide flexible or "soft" capacity that permits networks like ours to temporarily increase the number of telephone calls that can be handled within a cell. When capacity limitations in analog, TDMA and GSM systems are reached, additional callers in a given cell must be given a busy signal. Using CDMA technology, networks like ours can allow a small reduction in voice quality to provide temporary increases in capacity. This reduces blocked calls and increases the probability of a successful cell-to-cell hand-off.

     Soft hand-off. As a subscriber travels from one cell site to another cell site, the call must be "handed-off" to the next site. CDMA systems transfer calls throughout the network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new cell site while maintaining a connection with the cell site currently in use. CDMA networks monitor the quality of the transmission received by both cell sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell until it is clearly established in a new one. As a result, fewer calls are dropped compared to analog, TDMA and GSM networks which use a "hard hand-off" and disconnect the call from the current cell site as it connects with a new one.

     Integrated services. CDMA systems permit us to offer advanced features, including voice mail, caller ID, enhanced call waiting, three-way calling, call forwarding, Internet access, paging and text-messaging. These advanced features may also be offered by companies utilizing competing technologies.

     Privacy and security. Another benefit of CDMA technology is that it combines a constantly changing coding scheme with a low-power signal to enhance security and privacy. Vendors are currently developing additional encryption capabilities which we believe will further enhance overall network security.

     Frequency planning. Frequency planning is the process used to analyze and test alternative patterns of frequency use within a wireless network to minimize interference between one call and another call and to maximize capacity. Currently, cellular service providers spend considerable money and time on frequency planning. Since TDMA and GSM systems have frequency reuse constraints similar to present analog systems, frequency reuse planning for TDMA and GSM based systems is expected to be comparable to planning for the current analog systems. With CDMA technology, however, the same group of frequencies can be reused in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

     Battery life. Due to their greater efficiency in power consumption, CDMA handsets provide up to five days of standby time and approximately two to four hours of talk time availability. We believe this generally exceeds the battery life of handsets using alternative digital or analog technologies.

     Third generation technology. In addition, wireless carriers are beginning to implement a new "third generation," or "3G," technology throughout the industry. The 3G technology is intended to increase networks' capacity for voice calls and enable better transmission of high-speed data. Sprint PCS has selected a version of 3G technology, 1XRTT, for its own networks which requires us to upgrade our network to provide it. We currently estimate this network upgrade will cost approximately $35 million, but actual costs could exceed this estimate. To date, this technology has not been deployed on a commercial basis by Sprint PCS. It is our belief that CDMA technology is more efficient than GSM or TDMA. As a result, we believe that, unlike our GSM and TDMA competitors, we will not require additional spectrum in order to operate our 3G network. Additionally, we believe our early nationwide deployment of 3G technology will provide us with a competitive advantage in the market for wireless data services.

     Benefits of other technologies. While CDMA has the benefits discussed above, TDMA networks are generally less expensive when overlaying existing analog systems. In addition, the GSM technology standard, unlike CDMA, supports a more robust interoperability standard which more easily allows a network operator to use equipment from several different vendors in the same network. This, along with the fact that the GSM technology is currently more widely deployed throughout the world than CDMA, provides economies of scale for handset and equipment purchases. A standards process is also underway which will allow wireless handsets to support analog, TDMA and GSM technologies in a single unit. Currently, there are no plans to have CDMA handsets that support either the TDMA or GSM technologies.

Competition

     Given the broad geographic coverage of our territory, the competition that we face from other wireless providers is fragmented. We compete, to varying degrees, with regional and national cellular, PCS and other wireless service providers. Currently, we believe our strongest competition is from cellular providers, many of which have been operating in our markets and building their customer base for a number of years.

     Our largest single competitor is Verizon Wireless, which offers service in the majority of our markets. We also face significant competition from AT&T Wireless, which operates in conjunction with its affiliates in almost all of our markets. After Verizon and AT&T Wireless, our strongest competitors are regional wireless providers, ALLTEL, Centennial and NTELOS.

     The following table lists the material operational competitors known to us within our various geographic areas:

                                        Primary Operating              Type of
Geographic Area                            Competitors                 Service
---------------                         -----------------             ---------
Ohio markets                                 ALLTEL                   Cellular
                                          AT&T Wireless               Cellular
                                        Verizon Wireless              Cellular
                                             Nextel                     ESMR
Indiana markets                            Centennial                 Cellular
                                           CenturyTel                 Cellular
                                        Verizon Wireless              Cellular
                                           VoiceStream                   PCS
                                             Nextel                     ESMR
Pennsylvania and New York markets         AT&T Wireless               Cellular
                                        Verizon Wireless              Cellular
                                           VoiceStream                   PCS
                                             Nextel                     ESMR
Virginia and West Virginia markets           ALLTEL                   Cellular
                                          AT&T Wireless               Cellular
                                         Triton PCS (1)                  PCS
                                        Verizon Wireless              Cellular
                                             NTELOS                      PCS
Tennessee markets                            ALLTEL                   Cellular
                                        Verizon Wireless              Cellular
                                            Cingular                     PCS
                                         Triton PCS (1)                  PCS
                                             Nextel                     ESMR
----------
(1) Triton PCS in an AT&T Wireless affiliate offering AT&T Wireless and SunCom co-branded service.

     Our primary competitors offer a wireless service that is generally comparable to our PCS service. However, as a Sprint PCS affiliate, we believe we are positioned to successfully compete with all of these wireless providers due to the strength of the Sprint PCS brand name, distribution channels and Sprint PCS' nationwide CDMA-only network. Verizon Wireless, in particular, lacks a single technology throughout all of its markets. We also believe that our primary competitors do not offer 100% digital technology.

     Nextel Communications, together with its affiliate Nextel Partners, has licenses to offer service in the vast majority of our markets and currently offers service to less than half of our planned covered residents. We believe Nextel's coverage in many of these markets is focused primarily on highway coverage as opposed to community coverage.

     Our ability to compete effectively with these other providers will depend on a number of factors, including the continued success of CDMA technology in providing better call clarity and quality as compared to analog cellular systems, Sprint PCS' competitive pricing with various options suiting individual customer's calling needs, the continued expansion and improvement of the Sprint PCS nationwide network, our extensive direct and indirect sales channels, our centralized Sprint PCS customer care systems and our selection of handset options.

    Many of our competitors have access to more licensed spectrum than the 10MHz or 20MHz licensed to Sprint PCS in some of our markets and also have established infrastructures, marketing programs and brand names. Many of our competitors may be able to offer coverage in areas not served by our network, or, because of their calling volumes or their affiliations with, or ownership of, other wireless providers, may be able to offer roaming rates that are lower than those offered by Sprint PCS. PCS operators compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS.

     We also face limited competition from "resellers" which provide wireless service to customers but do not hold FCC licenses or own facilities. Instead, the reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller is both a customer of a wireless licensee's services and a competitor of that and other licensees. The FCC requires all cellular and PCS licensees to permit resale of carrier service to resellers. Although Sprint PCS is required to resell PCS in our markets, currently there are no resellers of Sprint PCS in our markets. Any reseller of Sprint PCS in our markets would be required to pay us for the use of our capacity and their use of the Sprint PCS service marks in our markets would be restricted to describing their handsets as operational on the Sprint PCS network.

     In addition, we compete with paging, dispatch and other mobile telecommunications companies in our markets. Potential users of PCS systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need immediate two-way voice communications.

     In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and fixed wireless providers. While few of these technologies and services are currently operational, others are being developed or may be developed in the future.

     Over the past several years the FCC has auctioned, and will continue to auction, large amounts of wireless spectrum that could be used to compete with Sprint PCS service. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of:

     o the strength of the Sprint and Sprint PCS brand names, services and features;

     o    the location of our markets;

     o    the size of our territory;

     o    national network coverage and reliability;

     o    customer care; and

     o    pricing.

Intellectual Property

     "Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communications Services," "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" are service marks registered with the United States Patent and Trademark Office. These service marks are owned by Sprint. Pursuant to the trademark and service mark license agreements, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the

Sprint diamond design logo and other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our territory.

     Except in limited instances, Sprint PCS has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our market areas except as to Sprint PCS' marketing to national accounts and the limited right of resellers of Sprint PCS to sell their products and services in our market areas. In all other instances, Sprint PCS reserves for itself and its affiliates the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our territory.

     The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "The Sprint PCS
Agreements: The Trademark and Service Mark License Agreements."

     This annual report on Form 10-K includes product names, trade names and trademarks of other companies. We do not have any rights with respect to these product names, trade names and trademarks.

Employees

     As of December 31, 2001, we employed 531 full-time employees, including 356 in sales and marketing, 142 technicians and 33 in executive, finance and administration. None of our employees are represented by a labor union. We believe we have good relations with our employees.

                            THE SPRINT PCS AGREEMENTS

     The following is a summary of the material terms and provisions of the Sprint PCS agreements. The summary applies to the Sprint PCS agreements for both Horizon Personal Communications and Bright PCS except where otherwise indicated. The Sprint PCS agreements, in their entirety, are included as exhibits to this annual report of Form 10-K.

Overview of Sprint PCS Relationship and Agreements

     We have eight major agreements with Sprint and Sprint PCS (collectively, the "Sprint PCS Agreements"). Under the Sprint PCS agreements, we exclusively market PCS services under the Sprint and Sprint PCS brand names in our markets. The Sprint PCS agreements require us to interface with the Sprint PCS wireless network by building our network to operate on PCS frequencies licensed to Sprint PCS in the 1900 MHz range. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, roaming revenue from Sprint PCS customers traveling into our territory, and various other back office services. The Sprint PCS agreements provide strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of maintaining billing and other customer services infrastructure. The Sprint PCS agreements have initial terms of twenty years with three ten-year renewals which would lengthen the contracts to a total of fifty years. The Sprint PCS agreements will automatically renew for each additional ten-year term unless we or Sprint PCS provide the other with two years' prior written notice to terminate the Sprint PCS agreements. The initial term of the agreements will expire in 2018.

     The agreements consist of one of each of the following for Horizon Personal Communications and one of each for Bright PCS:

     o    the management agreement;

     o    the services agreement;

     o    the trademark and service mark license agreement with Sprint; and

     o    the trademark and service mark license agreement with Sprint PCS.

The Management Agreement

     Under our Sprint PCS agreements, we have agreed to:

     o construct and manage a network in our territory in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS products and services;

     o    conduct advertising and promotion activities in our territory; and

     o manage that portion of Sprint PCS' customer base assigned to our territory.

     Sprint PCS will monitor our network operations and has unconditional access to our network.

     Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Sprint PCS is permitted under our agreement to make national sales to companies in our territory, and as required by the FCC, to permit resale of the Sprint PCS products and services in our territory. We accrue the financial benefits of either of these activities.

     Network build-out. The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed to operate our network to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. We and Sprint PCS agreed to an amendment of our build-out requirements, which extended the date by which we were to launch coverage in several markets.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable to missing the original launch date. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our buildout delay to be a breach of the Sprint PCS agreement. We have agreed to continue to use commercially reasonable efforts to reach buildout completion by either June 30, 2002 (for most of the affected markets) or April 30, 2002 (for a few of these markets). If we fail to launch a market by more than 90 days after the extended deadlines and if our failure is ultimately determined to be for non-force majeure reasons, Sprint PCS would have the right to terminate our Sprint PCS agreements or enforce monetary penalties.

     Products and services. The management agreement identifies the products and services that we can offer in our territory. These services include Sprint PCS consumer and business products and services available as of the date of the agreements, or as modified by Sprint PCS. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not otherwise violate the terms of the agreement, cause distribution channel conflicts, materially impede the development of the Sprint PCS network, cause consumer confusion with Sprint PCS' products and services or violate the trademark lease agreements. We may cross-sell services such as Internet access, customer premise equipment and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint owned local exchange carrier as the exclusive distributor or Sprint PCS approves the terms and conditions. Subject to agreements existing before we became a Sprint PCS affiliate, we are required to use Sprint's long distance service which we can buy at wholesale rates.

     Service pricing. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS' Free and Clear plans. We are permitted to establish our own local price plans for Sprint PCS' products and services offered only in our territory, subject to the terms of the agreement, consistency with Sprint PCS' regional and national pricing plans, regulatory requirements, capability and cost of implementing the rate plans in Sprint PCS' systems and Sprint PCS' approval.

     Fees. We are entitled to receive from Sprint PCS an amount equal to 92% of collected revenues under the Sprint PCS agreements. Collected revenues include revenue from Sprint PCS subscribers based in our territory, excluding outbound roaming, and inbound non-Sprint PCS roaming. Except in the case of taxes, we are entitled to 100% of the following revenues that are not considered collected revenues:

     o    outbound non-Sprint PCS roaming revenue;

     o    inbound and outbound Sprint PCS roaming fees;

     o proceeds from the sales of handsets and accessories through our distribution channels;

     o    proceeds from sales not in the ordinary course of business; and

     o    amounts collected with respect to taxes.

     Roaming. Although many Sprint PCS subscribers will purchase a bundled pricing plan that allows roaming anywhere on the Sprint PCS' and its affiliates' network without incremental roaming charges, we will earn roaming revenues from every minute that a Sprint PCS subscriber not based in our territory and any non-Sprint PCS subscriber uses our network. We will earn revenues from Sprint PCS based on an established per-minute rate for Sprint PCS' or its affiliates' subscribers roaming in our territory. Similarly, we will pay for every minute our own subscribers use the Sprint PCS nationwide network outside our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third-party roaming agreements.

     Advertising and promotions. Sprint PCS is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our territory, including the pro rata cost of any promotion or advertising done by any third-party retailers in our territory pursuant to a national cooperative advertising agreement with Sprint. Sprint PCS' service area includes the urban markets around our territory. Sprint PCS will pay for advertising in these markets. Given the proximity of these markets to ours, we expect considerable spill-over from Sprint PCS' advertising in surrounding urban markets.

     Program requirements. We must comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint PCS meets these requirements. Sprint PCS can adjust the program requirements from time to time. We have the right to appeal to Sprint PCS' management adjustments which could cause an unreasonable increase in cost to us if the adjustment: (1) causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long-term debt, or (2) causes our long-term operating expenses to increase by more than 5% (10% for Bright PCS) on a net present value basis. If Sprint PCS denies our appeal, we must then comply with the program adjustment, or Sprint PCS has the right to exercise the termination rights described below. There is no cross-default provision between the Sprint PCS agreements for Horizon Personal Communications and the Sprint PCS agreements for Bright PCS.

     Non-competition. We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide PCS services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS.

     Termination of management agreement. The management agreement can be terminated as a result of:

     o    termination of Sprint PCS' PCS licenses;

     o    an uncured breach under the management agreement;

     o    bankruptcy of a party to the management agreement;

     o the management agreement not complying with any applicable law in any material respect;

     o the termination of either of the trademark and service mark license agreements; or

     o our failure to obtain the financing necessary for the build-out of our network and for our working capital needs.

     The termination or non-renewal of either of the management agreements triggers our rights and those of Sprint PCS, as described below.

     If we have the right to terminate the management agreement because of an event of termination caused by a Sprint PCS breach under the management agreement, we may generally:

     o require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to at least 80% of our Entire Business Value as defined below;

     o if Sprint PCS is the licensee for 20MHz or more of the spectrum on the date the management agreement was executed, require Sprint PCS to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 9% of our Entire Business Value; or

     o sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by us, Sprint PCS may generally:

     o require us to sell our operating assets to Sprint PCS for an amount equal to 72% of our Entire Business Value;

     o require us to purchase, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value;

     o take any action as Sprint PCS deems necessary to cure our breach of the management agreement, including assuming responsibility for and operating our network; or

     o sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     Non-renewal. If Sprint PCS gives us timely notice that it does not intend to renew the management agreement, we may:

     o require Sprint PCS to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our Entire Business Value; or

     o if Sprint PCS is the licensee for 20MHz or more of the spectrum on the date the management agreement was executed, require Sprint PCS to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 10% of our Entire Business Value.

     If we give Sprint PCS timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

     o purchase all of our operating assets for an amount equal to 80% of our Entire Business Value; or

     o require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (2) 10% of our Entire Business Value.

     Determination of Entire Business Value. If the Entire Business Value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines:

     o the Entire Business Value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

     o then-current customary means of valuing a wireless telecommunications business will be used;

     o the business is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;

     o that we own the spectrum and frequencies presently owned by Sprint PCS that we use and are subject to the Sprint PCS agreements; and

     o the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and these businesses will not be included in the sale.

     Indemnification. We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, employees and agents against any and all claims against any of these parties arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone who is employed or hired by us in the performance of any work under the management agreement, except we will not indemnify Sprint PCS for any claims arising solely from their negligence or willful misconduct. Sprint PCS has agreed to indemnify us and our directors, employees and agents against all claims against any of these parties arising from Sprint PCS' violation of any law, from Sprint PCS' breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint PCS and us, or the actions or the failure to act of anyone who is employed or hired by Sprint PCS in the performance of any work under the management agreement except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

     Sprint PCS warrants. In connection with Sprint PCS' grant to us of our markets in Pennsylvania, New York, Ohio and New Jersey, we agreed to grant to Sprint PCS warrants to acquire shares of the Company's class A common stock (See "Recent Sales of Unregistered Securities" under "ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters" included herein).

The Services Agreements

     The services agreements outline back office services provided by Sprint PCS and available to us at established rates. Sprint PCS can change any or all of the service rates one time in each twelve month period. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint PCS offers three packages of available services. Each package identifies which services must be purchased from Sprint PCS and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must either all be purchased from Sprint PCS or we may provide those services ourselves. When we signed our original Sprint PCS agreements, we elected to provide billing, activation and customer care services on our own. In connection with the May 2000 grant by Sprint PCS of additional markets to us, we agreed to change our arrangement under the services agreement so that Sprint PCS will provide activation, billing and customer care. Accordingly, in June 2001, we discontinued the use of our own activation, billing, and customer care capabilities. We now purchase those services from Sprint PCS. For our Bright PCS markets and our new markets in Pennsylvania, New York and New Jersey, we launched these markets using Sprint PCS billing and customer care services. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services received under the services agreement in connection with any other business or outside our territory. We may discontinue use of any service upon three months' prior written notice. Sprint PCS may discontinue a service provided that Sprint PCS provides us with nine months' prior notice.

     We have agreed with Sprint PCS to indemnify each other as well as officers, directors, employees and other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

The Trademark and Service Mark License Agreements

     We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a very high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS' enforcement of their respective rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with the contractual guidelines.

     Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's or Sprint PCS' abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy, or the management agreement is terminated.

Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility

     On September 26, 2000, the Company entered into a senior secured credit facility (the "secured credit facility") with a group of financial institutions to provide an aggregate commitment, subject to certain conditions, of up to $250 million. The secured credit facility is collateralized by a perfected security interest in substantially all of the Company's tangible and intangible current and future assets, including an assignment of the Company's affiliation agreements with Sprint PCS and a pledge of all of the capital stock of the Company and its subsidiaries.

     Sprint PCS entered into a consent and agreement (the "senior secured consent") for the benefit of the holders of the indebtedness under the Company's senior secured credit facility. This agreement was acknowledged by us, and modified Sprint PCS' rights and remedies under our Sprint PCS agreements, for the benefit of the existing and future holders of indebtedness under our senior secured credit facility and any refinancing of the senior secured credit facility, which was a condition to the funding of any amounts under our senior secured credit facility.

     The senior secured consent principally provides for the following:

     o Sprint PCS' consent to the pledge of substantially all of our assets, including our rights in the Sprint PCS agreements;

     o Sprint PCS' consent to the pledge of all our equity interests in Horizon Personal Communications, Inc. and the pledge by Horizon Personal Communications, Inc. of all of its equity interests in each of its subsidiaries;

     o for redirection of payments due to us under our Sprint PCS agreements to the administrative agent during the continuation of our default under our senior secured credit facility;

     o for Sprint PCS to maintain 10 MHz of PCS spectrum in all of our markets until our senior secured credit facility is satisfied or our operating assets are sold after our default under our senior secured credit facility;

     o for Sprint PCS and the administrative agent to provide each other with notices of default by us under the Sprint PCS agreements and the senior secured credit facility, respectively; and

     o the ability to appoint interim replacements, including Sprint PCS or a designee of the administrative agent, to operate our portion of the Sprint PCS network under the Sprint PCS agreements after an acceleration of or event of default under our senior secured credit facility or an event of termination under the Sprint PCS agreements.

     Sprint PCS' right to purchase on acceleration of amounts outstanding under our senior secured credit facility. Subject to the requirements of applicable law, so long as our senior secured credit facility remains outstanding, Sprint PCS has the right to purchase our operating assets or pledged equity of our operating subsidiaries, upon its receipt of notice of an acceleration of our senior secured credit facility upon the following terms:

     o Sprint PCS elects to make such a purchase of our operating assets within a specified period;

     o the purchase price of our operating assets is the greater of an amount equal to 72% of our "Entire Business Value" or the amount we owe under our senior secured credit facility;

     o if Sprint PCS has given notice of its intention to exercise the purchase right for our operating assets, then the administrative agent is prohibited from enforcing its security interest for a time period after the acceleration or until Sprint PCS rescinds its intention to purchase; and

     o if we receive a written offer within a time period after acceleration that is acceptable to us to purchase our operating assets or pledged equity of our operating subsidiaries after the acceleration, then Sprint PCS has the right to purchase our operating assets or pledged equity of our operating subsidiaries on terms at least as favorable to us as the offer we receive.

     Sale of operating assets to third parties. If Sprint PCS does not purchase our operating assets after an acceleration of the obligations under our senior secured credit facility, then the administrative agent will be able to sell the operating assets, subject to the requirements of applicable law, including the law relating to foreclosures of security interests. The administrative agent will have two options:

     o to sell the assets to an entity that meets the requirements to be our successor under the Sprint PCS agreements; or

     o to sell the assets to any other third-party (including competitors of Sprint PCS), principally subject to the condition that Sprint PCS does not have to accept the third party as a Sprint PCS affiliate and may terminate our Sprint PCS agreements.

             REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

     The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States. As an FCC licensee in our Chillicothe, Ohio, market, and as an entity facilitating PCS operations on Sprint PCS spectrum under our Sprint PCS agreements, we must ensure that all of our operations comply with FCC requirements.

     The FCC has adopted, or is in the process of adopting, a series of rules, regulations and policies to, among other things:

     o    grant or deny licenses for PCS frequencies;

     o    grant or deny PCS license renewals;

     o    rule on assignments and/or transfers of control of PCS licenses;

     o govern the interconnection of PCS networks with the networks of other wireless and wireline carriers;

     o possibly facilitate the offering of a "calling party pays" service which would require that a party who calls a subscriber would pay for the call;

     o establish access and universal service funding provisions in an effort to raise funds to help defray the cost of providing telecommunications services to rural and other high-cost areas;

     o possibly permit commercial mobile radio service spectrum to be used for transmission of programming material targeted to a limited audience;

     o    impose fines and forfeitures for violations of any of the FCC's rules;
          and

     o    regulate the technical standards of PCS networks.

     The FCC currently prohibits a single entity from having a combined attributable interest of 20% or greater in broadband PCS, cellular, and specialized mobile radio service licenses totaling more than 55 MHz in any urban areas or rural areas. This "spectrum cap" was raised from 45 MHz to 55 MHz in urban areas as the result of recent FCC action. Interests held by passive institutional investors, small companies and rural telephone companies are not usually deemed attributable for purposes of this prohibition if these interests do not exceed 40%. The FCC recently decided that this restriction will be eliminated on January 1, 2003. We cannot predict whether these actions will lead to more consolidation in the wireless telecommunication industry generally, or in any of our PCS service areas.

Transfers and Assignments of PCS Licenses

     The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, a recent FCC order requires only post-consummation notification of certain pro forma assignments or transfers of control.

Conditions of PCS Licenses

     All PCS licenses are granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within five years and to two-thirds of the population within ten years, and all 10MHz and 15 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of "substantial service" within that five-year period. Failure to meet these build-out requirements can result in license cancellation without a hearing. Other rule violations could result in license revocations and/or monetary fines. The FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, the FCC decides whether a licensee has maintained the requisite degree of control on a case-by-case basis, upon consideration of the "totality of circumstances." It is therefore difficult to predict in advance with absolute certainty whether a particular arrangement will pass FCC muster. If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. However the business arrangement between the parties may have to be restructured.

PCS License Renewal

     PCS licensees can renew their licenses for additional ten-year terms. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has: (1) provided "substantial service" during its license term; and
(2) substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.

Interconnection

     The FCC has the authority to order interconnection between commercial mobile radio providers and any other common carrier. The FCC has ordered traditional telephone companies to provide compensation to commercial mobile radio providers for the termination of traffic. Using these new rules, we have negotiated interconnection agreements for the Sprint PCS network in our market area with the major regional Bell operating companies, GTE, Sprint and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a state-wide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. On July 18, 2000, the FCC adopted an order denying requests for mandatory interconnection between resellers' switches and commercial mobile radio providers' networks, and declining to impose general interconnection obligations between these networks.

Allocation of Additional PCS and Other Wireless Licenses

     The FCC from time to time re-auctions PCS licenses that it has re-claimed from other carriers, or PCS licenses that carriers have voluntarily returned to the agency. The FCC also periodically allocates and assigns new spectrum for the provision of wireless services. It is possible that such actions could create new competitors in our current PCS service areas, and we cannot predict the effect that such actions would have on our business.

Other FCC Requirements

     In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002. The FCC recently decided that these prohibitions apply to services and not to equipment such as handsets, whether alone or in bundled packages.

     The FCC also adopted rules in June 1996 that require local exchange and most commercial mobile radio carriers, to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. Most commercial mobile radio carriers are required to implement nationwide roaming by November 24, 2002, as well. The FCC currently requires most commercial mobile radio providers to be able to deliver calls from their networks to numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

     The FCC has adopted rules permitting broadband PCS and other commercial mobile radio providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local telephone companies. In June 1996, the FCC adopted rules requiring broadband PCS and other commercial mobile radio providers to implement enhanced emergency 911 (E911) automatic location identification (ALI) capabilities within 18 months after the effective date of the FCC's rules. Sprint PCS' initial compliance with these rules occurred on or before October 1, 2001.

     Additional compliance deadlines include: (1) ensuring that 25% of new mobile phones activated after December 31, 2001, are ALI capable; (2) ensuring that 50% of new mobile phones activated after June 30, 2002, are ALI capable; and (3) ensuring that 95% of all customer mobile phones are ALI capable by December 31, 2005. On October 12, 2001, the FCC granted Sprint PCS an extension of the December 31, 2001, deadline, valid until July 31, 2002. Sprint PCS was also given more time in which to upgrade its E911 system software. The Company's Chillicothe PCS system, the licenses to which the Company owns, is currently exempt from E911 ALI requirements.

     On June 10, 1999, the FCC initiated a regulatory proceeding (the competitive networks proceeding) seeking comment from the public on a number of issues related to competitive access to multiple-tenant buildings, including the following:

     o the FCC's tentative conclusion that the Communications Act of 1934, as amended, requires utilities to permit telecommunications carriers access to rooftop and other rights-of-way in multiple tenant buildings under just, reasonable and nondiscriminatory rates, terms and conditions; and

     o whether building owners that make access available to a telecommunications carrier should be required to make access available to all other telecommunications carriers on a nondiscriminatory basis, and whether the FCC has the authority to impose such a requirement.

     On October 25, 2000, the FCC issued an order that addressed certain of the issues in the competitive networks proceeding. Notably, the FCC:

     o prohibits carriers from entering into contracts that restrict owners of commercial office buildings from permitting access from competing carriers;

     o    clarifies the FCC's rules governing control of in-building wiring;

     o concludes that utilities that own conduits or rights-of-way within a building must give non-discretionary access thereto; and

     o concludes that parties with a direct or indirect ownership or leasehold interest in property, including building tenants, should have the ability to place antennas one meter or less in diameter used to receive or transmit any fixed wireless service in other areas.

     This proceeding could affect the availability and pricing of sites for our antennae and those of our competitors.

Communications Assistance for Law Enforcement Act

     The Communications Assistance for Law Enforcement Act, or CALEA, was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. The FCC has adopted rules implementing this statute and has established various implementation deadlines. Like other wireless carriers, Sprint PCS has sought certain extensions of the deadlines, and these requests remain pending. We may be subjected to fines of as much as $10,000 per day if we are unable to comply with a surveillance request from law enforcement due to the lack of a required CALEA capability for which we or Sprint PCS have not sought or received an extension.

Other Federal Regulations

     Wireless systems must comply with FCC and FAA regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some cell site locations to become subject to regulation under the National Environmental Policy Act (NEPA). The FCC is required to implement this Act by requiring carriers to meet land use and radio frequency standards.

     In general, carriers are required to clear any tower or antenna structure proposals with the FAA if the structure will be 200 feet or more in height, or will be within 20,000 feet of an airport. Carriers must also ensure that antenna structures will comply with NEPA-related regulations protecting wilderness areas, wildlife preserves, endangered species habitats, Indian religious sites, flood plains, wetlands and historic places. In protecting historic places, carriers must comply with the requirements of the National Historic Preservation Act and the regulations of the National Council for Historic Preservation
(NCHP). This generally requires consultation with the appropriate "State Historic Preservation Officer" (SHPO) prior to each site construction. However, in March 2001, the FCC issued a programmatic agreement approved by the NCHP, which allows carriers to avoid SHPO approval and other time-consuming historic preservation measures, if the carrier proposes to use an existing tower, and satisfies certain other conditions.

     Carriers must comply with certain other FCC requirements:

     o    payment of annual regulatory user fees;

     o submission of FCC Form 499A and 499Q reports, providing the FCC with information needed to calculate universal service, local number portability and other contribution amounts owed by the carrier;

     o compliance with the FCC's 711 hearing-impaired access requirements by October 1, 2001;

     o compliance with the FCC's digital TTY (access for the deaf) requirements, including purchase of necessary software and equipment by December 31, 2001, implementation by June 30, 2002, and filing of quarterly progress reports during the interim;

     o    submission of an annual Form 395 employment report;

     o    periodic filing of Form 602 ownership report; and

     o submission of other required reports, as applicable, including Form 502 Number Utilization and Forecast Report, Form 477 Local Competition and Broadband Reporting Worksheet, Form 478 Slamming Complaint Report, International Traffic Data Report, and Annual Financial Report.

Review of Universal Service Requirements

     The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the Federal universal service program as well as existing state programs. The FCC has determined that Sprint PCS' contribution to the Federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint PCS total Federal and state universal service assessments or its ability to recover from the universal service fund.

Wireless Facilities Siting

     States and localities are allowed to apply zoning requirements to PCS facility and tower proposals, but are not permitted to regulate the placement of wireless facilities so as to prohibit the provision of wireless services or to discriminate among providers of these services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting. The Federal courts have been inconsistent in deciding such disputes.

State Regulation of Wireless Service

     Section 332 of the Communications Act preempts states from regulating the rates and entry of commercial mobile radio providers, like us. However, states may attempt to regulate other aspects of our service provision. In addition, states may petition the FCC to regulate these providers and the FCC may grant a state's petition if the state demonstrates that (1) market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory, or (2) when commercial mobile radio is a replacement for landline telephone service within the state. To date, the FCC has granted no petition of this type. To the extent that we may provide fixed wireless service in the future, we may be subject to additional state regulation.

ITEM 2. Properties

     Our principal executive offices are leased from a subsidiary of Horizon Telcom and are located at 68 E. Main Street, Chillicothe, Ohio 45601-0480, which is also the location of our first retail store. We lease an additional 37 retail stores throughout our territory. We own two switching facilities in Fort Wayne, Indiana, and Chillicothe, Ohio, and are in the process of constructing two additional switching centers in Tennessee and Pennsylvania. One of the new centers will replace the switching facility in Chillicothe, Ohio. As of December 31, 2001, we leased 604 on-air towers; we co-locate with other wireless service providers on approximately 72% of them. We believe our facilities are adequate for our current operations and are in good condition and additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3. Legal Proceedings

     We are not aware of any pending legal proceedings against us which, individually or in the aggregate, if adversely determined, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters


     There is no established public trading market for the Company's common stock nor for the Company's convertible preferred stock. The following table summarizes the Company's capital stock as of December 31, 2001:

                                                      Number of Shares
Capital Stock                                    Authorized       Outstanding
-------------                                 ---------------  --------------
Convertible preferred stock...............        175,000,000       28,272,170
Preferred stock...........................         10,000,000               --
Class A common stock......................        300,000,000           26,646
Class B common stock......................         75,000,000       58,445,288
                                              ---------------  ---------------
  Total...................................        560,000,000       86,744,104
                                              ===============  ===============

     An additional 148.0 million shares of convertible preferred stock are reserved for issuance as dividends on the convertible preferred stock, if necessary.

     We intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future. Our future decisions concerning the payment of dividends on the common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as any other factors that the board of directors, in its sole discretion, may consider relevant. In addition, provisions of the senior secured credit agreement and indentures governing the senior discount notes and the senior notes restrict, and we anticipate our future indebtedness may restrict, our ability to pay dividends. In September 2000, we paid a dividend consisting of substantially all of the shares of our parent, Horizon Telcom, owned by us, to our stockholders.

Recent Sales of Unregistered Securities:

     During the last three years, the Company has sold or issued the following unregistered securities:

     (1) On April 25, 2000, in connection with the incorporation of the Company, the Company issued one share of its class B common stock to Horizon Telcom, Inc. ("Horizon Telcom") in return for the payment of $100.

     (2) On June 27, 2000, in connection with the initial capitalization of the Company, the Company issued 53,806,200 shares of its class B common stock to Horizon Telcom in return for Horizon Telcom's contribution to the Company of all the issued and outstanding capital stock of Horizon Personal Communications, Inc.

     (3) On June 27, 2000, in connection with the initial capitalization of the Company, the Company issued an aggregate of 4,678,800 shares of its class B common stock to the former non-Horizon members of Bright Personal Communication Services, LLC ("Bright PCS"), in return for the contribution by the former members of approximately 70% of their ownership interest in Bright PCS.

     (4) On June 27, 2000, the Company granted incentive stock options to purchase 3,874,047 shares of the Company's class B common stock at an exercise price of $0.1209 per share, and nonqualified options to purchase 322,837 shares of its class B common stock, at an exercise price of $0.1209 per share. These options were granted in replacement of stock options which had been granted by Horizon Personal Communications, Inc. on November 16, 1999, prior to the incorporation of the Company as a holding company for Horizon Personal Communications, Inc. and Bright PCS.

     (5) In connection with Sprint PCS' grant of the Company's new markets on May 19, 2000, the Company agreed to grant warrants to Sprint PCS to acquire 2,510,460 shares of the Company's class A common stock at an exercise price equal to the initial public offering price per share. The warrants will expire on the 3rd anniversary of the completion of the initial public offering.

     (6) On February 15, 2000, Horizon Personal Communications, Inc. borrowed $13 million from First Union Investors, Inc. in connection with Horizon Personal Communication, Inc.'s purchase of shares of the outstanding common stock of Horizon Telcom. In connection with the loan transaction, the Company and First Union Investors, Inc., agreed that, upon the completion of certain types of offerings, the outstanding principal amount, and accrued interest thereon, under the note to First Union Investors, Inc. would be converted into shares of the same class of the Company's capital stock as that issued in the offering. In September 2000, the First Union note was converted into convertible preferred stock as part of the transaction described in item (8) below.

     (7) On September 8, 2000, the Company effected a 1.1697 for 1 stock dividend of its issued and outstanding class B common stock and made corresponding adjustments to the outstanding options and warrants.

     (8) On September 26, 2000, the Company issued 26,087,237 shares of its convertible preferred stock at a weighted average purchase price of $5.39 per share (consisting of 10,252,239 shares of Series A Preferred Stock at $5.88 per share and 15,834,998 shares of Series A-1 Preferred Stock at $5.07 per share). The purchasers of the preferred stock and the amount purchased are listed in the table below.

                                                         Number of Shares
     Name of Purchaser                                 Series A      Series A-1
     -----------------                              -------------  ------------
     Apollo Investment Fund IV, L.P..............       7,854,719     12,132,161
     Apollo Overseas Partners IV, L.P............         436,097        673,582
     Ares Leveraged Investment Fund, L.P.........         467,687        722,375
     Ares Leveraged Investment Fund II, L.P......         467,687        722,375
     First Union Capital Partners, L.P...........       1,026,049      1,584,505

     First Union received its convertible preferred stock upon conversion of the note described in item (6) above.

     (9) On September 26, 2000, the Company issued 295,000 units ("Units") consisting of $295 million principal amount of 14% Senior Discount Notes due October 1, 2010, and warrants to purchase 3,805,500 shares of class A common stock at an exercise price of $5.88 per share. The initial purchasers of the Units and the amount purchased are listed in the table below.

          Initial Purchasers                                                          Number of Units
          ------------------                                                          ---------------
          Credit Suisse First Boston Corporation  (formerly Donaldson,  Lufkin
              & Jenrette Securities Corporation)..............................                206,500
          First Union Securities, Inc.........................................                 88,500
                                                                                              -------
                Total.........................................................                295,000
                                                                                              =======

          The initial purchasers subsequently resold the Units to the warrant holders listed at "Warrant Holders" in the prospectus, in reliance upon Rule 144A of the Securities Act.

     (10) In May 2001 and November 2001, the Company issued an additional 1,163,051 and 1,021,882 shares, respectively, of convertible preferred stock as a dividend-in-kind to the holders of the outstanding convertible preferred stock.

     (11) In September 2001, a previous owner of Bright PCS gifted 26,646 shares of the Company's class B common stock. This transaction resulted in the conversion of the class B shares into 26,646 shares of the Company's class A common stock.

     (12) On December 7, 2001, the Company issued $175 million in principal amount of 13.75% Senior Notes due June 15, 2011. The initial purchasers of these notes are listed in the table below.

          Initial Purchasers                                   Amount Purchased
          ------------------                                 -------------------
          Credit Suisse First Boston Corporation.............  $    87,500,000
          First Union Securities, Inc........................       52,500,000
          Bear, Stearns & Co. Inc............................       17,500,000
          Lehman Brothers Inc................................       17,500,000
                                                                    ----------
                Total........................................  $   175,000,000
                                                                   ===========

     Exemption from the registration provisions of the Securities Act for the transactions described in paragraphs (7), (10) and (11) above was claimed on the basis that such transaction did not constitute an "offer," "offer to sell," "sale," or "offer to buy" under Section 5 of the Securities Act. Exemption from the registration provisions of the Securities Act for the other transactions described above was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof. In addition, exemption from the registration provisions of the Securities Act for the transactions described in paragraph 4 was claimed under Section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes under Rule 701 of the Securities Act, and exemption from the registration provisions of the Securities Act for the transactions described in paragraphs (8), (9), (10) and (12) above was claimed under Rule 144A of the Securities Act.

ITEM 6. Selected Financial Data

     On April 26, 2000, Horizon Telcom formed Horizon PCS and on June 27, 2000, transferred its 100% ownership of Horizon Personal Communications, Inc. to Horizon PCS in exchange for 53.8 million shares of Horizon PCS class B common stock, representing 100% of the outstanding shares of Horizon PCS. This transfer was accounted for in the financial statements as a reorganization of companies under common control in a manner similar to a pooling-of-interests. We have reflected the reorganization and the adjusted number of shares outstanding retroactively and we have presented the prior financial statements of Horizon Personal Communications, Inc. as those of Horizon PCS.

     The following tables present selected consolidated historical financial data for Horizon PCS, as of and for the five years ended December 31, 2001. We derived the balance sheet and statements of operations data as of and for the five years ended December 31, 2001, for Horizon PCS from the audited consolidated financial statements of Horizon PCS. The following information should be read together with "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and "ITEM 8. Financial Statements and Supplementary Data":

                                                     Year Ended December 31,
                                             --------------------------------------
                                       1997       1998       1999       2000       2001
                                          (Dollars in thousands, except per share and
                                                          other data)
Statements of Operations Data:
Operating revenues:
  Subscriber revenues............     $    26  $     456  $   3,665  $  17,725  $  77,658
  Roaming revenues...............          --         18        642      8,408     38,540
  Equipment revenues.............         138        309        600      3,061      7,106
                                      -------  ---------  ---------  ---------  ---------
    Total revenues...............         164        783      4,907     29,194    123,304
Operating expenses:
  Cost of service (exclusive of
    items shown below)...........         683      4,404      8,204     27,452    100,516
  Cost of equipment..............         422        994      2,444      9,775     14,872
  Selling and marketing..........         992      1,440      3,475     18,026     48,993
  General and administrative
    (exclusive of items shown
    below).......................       1,344      1,852      3,944     12,477     28,384
  Non-cash compensation expense..          --         --        291        490      1,434
  Depreciation and amortization..         419      1,748      2,685      6,135     18,519
                                      -------  ---------  ---------  ---------  ---------
    Total operating expenses.....       3,860     10,438     21,043     74,355    212,718
                                      -------  ---------  ---------  ---------  ---------
      Operating loss.............      (3,696)    (9,655)   (16,136)   (45,161)   (89,414)
Gain (Loss) on exchange of stock.          --         --         --     11,551       (400)
Gain (Loss) on sale of PCS assets          --         --      1,388         --     (1,297)
Interest income and other, net...         100     (1,690)        52      4,804      5,063
Interest expense, net............        (264)      (838)    (1,529)   (10,318)   (27,434)
                                     --------- ---------  ---------  ---------  ---------
      Loss from continuing
        operations before income
        taxes....................      (3,860)   (12,183)   (16,225)   (39,124)  (113,482)
Income tax benefit (expense).....       1,308      4,145      5,275     (1,075)        --
                                      -------  ---------  ---------  ---------  ---------
      Loss from continuing
        operations...............      (2,552)    (8,038)   (10,950)   (40,199)  (113,482)
Preferred stock dividend.........          --         --         --     (2,782)   (10,930)
      Loss from continuing
        operations available
        to common stockholders...     $(2,552) $  (8,038) $ (10,950) $ (42,981) $(124,412)
                                      =======  =========  =========  =========  =========

 Basic and diluted loss per share
  from continuing operations         $  (0.05) $   (0.15) $   (0.20) $   (0.76) $   (2.13)
 Basic and diluted loss per share
  available to common
  stockholders                       $  (0.06) $   (0.15) $   (0.20) $   (0.77) $   (2.13)

                                                     Year Ended December 31,
                                             --------------------------------------
                                       1997       1998       1999       2000       2001
                                          (Dollars in thousands, except per share and
                                                          other data)
Balance Sheet Data:
Cash and cash equivalents........    $    200  $      27   $    147  $ 191,417  $ 123,776
Total property and equipment, net      14,996     17,880     22,894    109,702    214,868
Total assets.....................      33,328     26,862     32,879    385,295    481,338
Long-term debt...................      16,611     21,180     24,590    185,283    384,056
Total liabilities................      29,094     24,919     35,042    238,300    447,957
Convertible preferred stock......          --         --         --    134,422    145,349
Total stockholders' equity
  (deficit)......................       4,234      1,943     (2,163)    12,573   (111,967)

Other Data:
Number of PCS subscribers(1).....         300      2,100     13,700     66,400    194,100
Total population in our markets
  (millions).....................         0.1        1.6        4.9       10.2       10.2
ARPU (including roaming)(2)......          NM  $      46  $      64  $      75  $      83
ARPU (excluding roaming)(2)......          NM         44         55         51         56

----------
(1) Represents the approximate number of PCS subscribers at the end of each period.
(2) Represents average monthly revenue per unit (subscriber). For more detail on how ARPU is computed, see "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operation

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

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenues. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expenses.

     Equipment revenues consist of digital handsets and accessories sold to customers in our territory through our directly owned channels.

     The following table sets forth a breakdown of our revenues by type.

                                                            For the Years Ended December 31,
(Dollars in thousands, except ARPU)               2001                   2000                   1999
                                         ----------------------- ---------------------- ---------------------
                                           Amount          %        Amount         %       Amount       %
                                         ----------  ----------- ----------- ---------- ----------  ---------
Subscriber revenues......................$   77,658       63%    $  17,725          61% $    3,665        75%
Roaming revenues.........................    38,540       31%        8,408          29%        642        13%
Equipment revenues.......................     7,106        6%        3,061          10%        600        12%
                                         ----------  ----------- ----------- ---------- ----------  ---------
  Total revenues.........................$  123,304      100%    $  29,194         100% $    4,907       100%
                                         ==========  =========== =========== ========== ==========  =========
ARPU including roaming (1)...............$       83              $      75              $       64
ARPU excluding roaming (1)...............        56                     51                      55

-----------
(1) ARPU, average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of digital subscribers for that month. ARPU (including roaming) is ARPU with Sprint PCS roaming and non-Sprint PCS roaming. ARPU (excluding roaming) excludes Sprint PCS roaming and non-Sprint PCS roaming.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

     Subscriber revenues. Subscriber revenues for the year ended December 31, 2001, were $77.7 million, compared to $17.7 million for the year ended December 31, 2000, an increase of $60.0 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 194,100 customers at December 31, 2001, compared to approximately 66,400 at December 31, 2000. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU excluding roaming increased in 2001 to $56 from $51 in 2000, primarily as a result of increased minutes of use by our customers. As our customers exceed their allotted plan minutes, they incur additional charges for their usage.

     Roaming revenues. Roaming revenues increased from $8.4 million during the year ended December 31, 2000, to $38.5 million for the year ended December 31, 2001, an increase of $30.1 million. ARPU including roaming increased from $75 to $83 for the year ended December 31, 2000, and December 31, 2001, respectively. This increase primarily resulted from the continued build-out of our network, including highways covering northwest Ohio, northern Indiana and Pennsylvania.

     On April 27, 2001, Sprint PCS and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate will be changed to approximately $0.10 in 2002. After 2002, the rate will be changed to "a fair and reasonable return," which has not yet been determined. This decrease in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future.

     Equipment revenues. Equipment revenues consist of handsets and accessories sold to customers through our stores and through our direct sales force. Equipment revenues for the year ended December 31, 2001, were $7.1 million, compared to $3.1 million for the year ended December 31, 2000, representing an increase of $4.0 million. The increase in equipment revenues is the result of an increase in the number of handsets sold by our stores and direct sales force, somewhat offset by a lower sales price per unit.

     Cost of service. Cost of service includes costs associated with operating our network, including site rent, utilities, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint charges, Sprint PCS roaming fees and non-Sprint roaming fees. We pay Sprint PCS roaming fees to Sprint PCS when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

     Also included in cost of service are costs incurred under our network services agreement with the Alliances. In the third quarter of 2001, Horizon PCS negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint PCS agreements. Under the Alliances amendment, Horizon PCS is obligated to pay a minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels as compared to the previous agreement that was based on a per minute fee. The Alliances are also obligated to upgrade their networks to provide 3G technology. In connection with this amendment, the Alliances have agreed with Sprint PCS to modify their networks to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS would be responsible for completion of the network modifications if the Alliances fail to comply.

     Cost of service for the year ended December 31, 2001, was $100.5 million, compared to $27.5 million for the year ended December 31, 2000, an increase of $73.0 million. This increase reflects an increase in roaming expense and long distance charges of $29.9 million and the increase in costs incurred under our network services agreement with the Alliances of $12.4 million, both as a result of our subscriber growth during 2001. Additionally, cost of service in 2001 was higher than 2000 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of $18.1 million, increased customer care, activations, and billing expense of $9.6 million and the increase in other variable expenses, including switching and national platform expenses, of $3.0 million.

     Cost of equipment. Cost of equipment includes the cost of handsets and accessories sold by our stores and direct sales force to our customers. Cost of equipment for the year ended December 31, 2001, was $14.9 million, compared to $9.8 million for the year ended December 31, 2000, an increase of $5.1 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to $49.0 million for the year ended December 31, 2001, compared to $18.0 million for the year ended December 31, 2000, an increase of $31.0 million. This increase reflects the increase in the costs of operating our 38 retail stores, 22 of which were launched during 2001. The costs include marketing and advertising in our sales territory of $17.6 million, the increase in subsidies on handsets sold by third parties of $10.1 million and the increase in commissions paid to third parties of $3.3 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

     General and administrative expenses. General and administrative costs include the Sprint management fee (which is 8% of "collected revenues" defined above), a provision for doubtful accounts and costs related to corporate support functions, including costs associated with functions performed for us by Horizon Services under our services agreement. These include finance functions, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     General and administrative expenses for the year ended December 31, 2001, were $28.4 million compared to $12.5 million in 2000, an increase of $15.9 million. The increase reflects an increase in the provision for doubtful accounts of $5.0 million, an increase in the Sprint PCS management fee of $4.6 million as a result of higher subscriber revenues in 2001, increased professional fees, including non-recurring costs related to pursuing strategic business alternatives of $1.3 million, increased headcount and professional services at Horizon Services of $1.8 million needed to support our growth, and other general expenses, including property and franchise taxes, of $3.2 million.

     Non-cash compensation expense. For the year ended December 31, 2001 and 2000, we recorded stock-based compensation expense of approximately $1.4 million and $490,000, respectively. The $1.4 million includes approximately $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and approximately $709,000 for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $681,000 in 2002, $622,000 in 2003, $193,000 in 2004,
and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $12.4 million to a total of $18.5 million in 2001. The increase reflects the continuing construction of our network as we funded approximately $116.6 million of capital expenditures during 2001. In addition, because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the related goodwill and intangible assets. Amortization expense of the intangible asset was $1.7 million and $868,000 during 2001 and 2000, respectively. Related goodwill amortization was $389,000 and $198,000 in 2001 and 2000, respectively. Goodwill amortization will cease as of December 31, 2001, with the adoption of SFAS No.
142. See "Recent Accounting Pronouncements" below.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS in September 2000. We agreed to grant warrants to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately $752,000 and $188,000 for the years ended December 31, 2001 and 2000, respectively.

     Gain (Loss) on exchange of stock. On April 2, 2001, the Company distributed 7,249 shares of Horizon Telcom stock to employees of Horizon PCS. In conjunction with this transaction, the Company recognized a non-operating loss of approximately $400,000 representing the reduced fair market value of the stock at the time of the transaction compared to the original holding value of the investment. The related compensation expense is recorded as a component of non-cash compensation expense in 2001. In 2000, the Company recognized a gain of approximately $11.6 million on Horizon Telcom stock used in the acquisition of Bright PCS.

     Gain (Loss) on disposal of PCS assets. During 2001, we incurred a loss of approximately $1.3 million related to the upgrade of network equipment to 3G technology. The loss represents the net book value of the assets disposed of, less proceeds received for the equipment. We expect to incur additional expenses in 2002 as we continue to upgrade our network.

     Interest income and other, net. Other income for the year ended December 31, 2001, was $5.0 million. Interest income was generated from the short-term investment of cash proceeds from our private equity sales, discount notes and drawings under the secured credit facility, all completed on September 26, 2000. Additionally, in conjunction with our offering of $175.0 million in senior notes in December 2001, we were required to escrow approximately $48.7 million of the proceeds (in an interest bearing account) for the first four interest payments due under the notes' terms. We recorded $69,000 of interest income on the escrow funds.

     Interest expense, net. Interest expense for the year ended December 31, 2001, was $27.4 million, compared to $10.3 million in 2000. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the annual interest rate. At December 31, 2001, the interest rate on the amount borrowed on our secured credit facility was 6.16%. Interest expense on the secured credit facility was $4.8 million and $1.2 million during 2001 and 2000, respectively.

     We are required, and we expect, to borrow an additional $105.0 million by March 26, 2002, under the terms of the secured credit facility. The interest rate on the tranche that must be drawn by March 26, 2002, will be LIBOR plus 375 basis points (5.66% at December 31, 2001).

     We accrue interest at a rate of 14.00% per annum on our discount notes through October 1, 2005, and will pay interest semi-annually in cash thereafter. Unaccreted interest expense on the discount notes was $135.9 million at December 31, 2001. Interest expense on the discount notes was $23.8 million and $5.1 million during 2001 and 2000, respectively.

     On June 15, 2002, we will begin making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was $1.5 million during 2001. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $1.1 million and $1.0 million in 2001 and 2000, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to the increase in interest expense during 2001 was $2.8 million in commitment fees we paid on the unused portion of our secured credit facility.

     The increase in interest expense as a result of our additional indebtedness was somewhat offset by capitalized interest related to our network build-out. Capitalized interest during 2001 and 2000 was approximately $6.6 million and

$1.5 million, respectively. We expect our interest expense to increase in the future as we borrow under our secured credit facility to fund our network build-out and operating losses.

     Income tax (expense) benefit. Until September 26, 2000, we were included in the consolidated Federal income tax return of Horizon Telcom. We provided for Federal income taxes on a pro rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax-sharing agreement. Additionally, we will not be able to recognize any net operating loss benefits until we generate taxable income. We did not record any income tax benefit for the year ended December 31, 2001, because of the uncertainty of generating future taxable income to be able to recognize current net operating loss carryforwards.

     In 2000, we recorded an income tax expense of $1.1 million from continuing operations, resulting primarily from the recognition of an excess loss account on the deconsolidation from the Horizon Telcom affiliated group, reduced by the benefit of the carryback net operating losses and an increase in the valuation allowance. In addition, we generated a tax of $4.3 million on a stock dividend of 10% of Horizon Telcom stock held by us to Horizon Telcom. The tax on the stock dividend was charged directly to equity and not recorded as an income tax expense.

     Loss on continuing operations. Our loss on continuing operations for the year ended December 31, 2001, was $113.5 million compared to $40.2 million for the year ended December 31, 2000. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities while we continue to construct our network and increase our customer base.

     Discontinued operations. In April 2000, we transferred our Internet, long distance and other businesses unrelated to PCS wireless operations to Horizon Technology (formerly United Communications), a separate subsidiary of Horizon Telcom, at net book value. Accordingly, the results of operations for these business units have been reported as discontinued operations in the prior period, net of tax benefits.

     Extraordinary loss. As a result of the September 26, 2000, financings, we retired long-term debt payable to financial institutions. As a result of the debt extinguishments, we expensed the unamortized portion of the related financing costs, as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 and are shown on the statement of operation net of a tax benefit of $262,000.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. On May 1, 2001, we issued an additional 1,163,051 shares of preferred stock in payment of the stock dividends through April 30, 2001, and on November 1, 2001, we issued an additional 1,021,882 shares of preferred stock in payment of the stock dividends through October 31, 2001.

     Other comprehensive income (loss). In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of our term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing the remaining $25.0 million of our term loan borrowed under the secured credit facility at 7.65%. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. Other comprehensive loss of approximately $838,000 and an other expense of approximately $176,000 were recorded for the year ended December 31, 2001. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     Subscriber revenues. Subscriber revenues for the year ended December 31, 2000, were $17.7 million, compared to $3.7 million for the year ended December 31, 1999, an increase of $14.0 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 66,400 customers at December 31, 2000, compared to approximately 13,700 at December 31, 1999. We believe our customer base has grown because we have launched additional markets, increased our sales force and are now marketing under the Sprint PCS brand rather than our own.

     Roaming revenues. Roaming revenues increased from $642,000 for the year ended December 31, 1999, to $8.4 million for the year ended December 31, 2000, an increase of $7.8 million. This increase primarily resulted from the launch of portions of our network covering two heavily traveled interstate highways in western Virginia in the fourth quarter of 1999, as well as our launch of our northwest Ohio and northern Indiana markets in the fourth quarter of 2000.

     ARPU excluding roaming and travel decreased from the year ended December 31, 1999, to the year ended December 31, 2000, primarily as a result of the change in the mix of the packages our subscribers have selected. Our subscribers have selected packages with lower monthly recurring charges made available to our subscribers as a result of our seasonal promotions. The decrease caused by the change in the mix of packages was partially offset by the increase in the charges to our subscribers for minute sensitive usage (long distance and overage) and the growth in our Sprint PCS roaming revenues. ARPU including roaming and travel increased in the year ended December 31, 1999, as compared to the same period in 2000, as a result of the increase in travel revenue from customers other than our own on our network.

     Equipment revenues. Equipment revenues consist of handsets and accessories sold to customers. Equipment revenues for the year ended December 31, 2000, were $3.1 million, compared to $600,000 for the year ended December 31, 1999, an increase of $2.5 million. The increase in equipment revenues is the result of our increase in customers.

     Cost of service. Cost of service for the year ended December 31, 2000, was $27.5 million, compared to $8.2 million for the year ended December 31, 1999, an increase of $19.3 million. This increase reflects the increase in roaming fees of $5.8 million, the increase in costs incurred under our network services agreement with the Alliances of $6.7 million, $1.5 million of additional costs for rent expense for the additional towers leased, additional customer care support of $2.7 million and $2.6 million of network operational and payroll expenses.

     Cost of equipment. Cost of equipment for the year ended December 31, 2000, was $9.8 million, compared to $2.4 million for the year ended December 31, 1999, an increase of $7.4 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our 16 retail stores, including marketing, advertising, payroll, and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to $18.0 million for the year ended December 31, 2000, compared to $3.5 million for the same period in 1999, an increase of $14.5 million. This increase reflects the increase in the costs of operating our 16 retail stores of $7.7 million, the increase in subsidies on handsets sold by third parties of $4.0 million, and the increase in commissions paid to third parties of $2.8 million.

     General and administrative expenses. General and administrative expenses rose to $12.5 million for the year ended December 31, 2000, compared to $3.9 million for the same period in 1999, an increase of $8.6 million. This increase reflects the 8% fee paid to Sprint PCS on our increased collected service revenues of $1.2 million, increased headcount and professional services at Horizon Services needed to support our growth of $3.6 million, increased building and maintenance expenses of $1.4 million, consulting, legal and bank fees of $900,000, an increase in the provision for doubtful accounts of $1.0 million, and increased other general expenses of $500,000.

     Non-cash compensation expense. For the years ended December 31, 2000 and 1999, we recorded stock-based compensation expense of $490,000 and $291,000, respectively, for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized is approximately $709,000 in 2001, $681,000 in 2002, $622,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased by $3.4 million to a total of $6.1 million in 2000. The increase reflects the continuing construction of our network. Because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization will increase as a result of amortizing the related goodwill and intangible assets. Amortization expense of the intangible asset was $868,000 during 2000. Related goodwill amortization was $198,000 during 2000. Goodwill amortization will cease as of December 31, 2001, with the adoption of SFAS No.
142. The Company has not determined the financial impact the adoption of SFAS No. 142 will have on its financial position or results of operations.

     At September 30, 2000, we recorded an intangible asset of $13.4 million for the value of warrants we agreed to grant to Sprint in exchange for the right to provide service in additional markets. This intangible asset will be amortized over the remaining term of the Sprint PCS management agreement, resulting in $752,000 of amortization expense per year. Amortization expense related to the intangible asset was approximately $188,000 for the year ended December 31, 2000.

     Gain on exchange of stock. We transferred 40% of our Horizon Telcom stock to the former members of Bright PCS as part of the consideration for the acquisition of Bright PCS. This transaction resulted in a gain of $10.5 million. In addition, in September 2000, 10% of the 12% of the stock of Horizon Telcom was distributed to the shareholders in the form of a dividend. To the extent that the dividend was paid to shareholders other than Horizon Telcom, a non-cash gain of $1.0 million was recognized.

     Interest income and other, net. Other income (expense) in 2000 was $4.8 million and consisted primarily of interest income of approximately $4.2 million and dividend income of approximately $600,000. Interest income was generated from cash proceeds from our private equity sales, senior discount notes and drawings under the senior secured credit facility, all completed on September 26, 2000. The proceeds were invested in short term accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower daily interest income in the future.

     Interest expense, net. Interest expense for the year ended December 31, 2000, was $10.3 million, compared to $1.5 million in 1999. The increase in interest expense is the result of our additional debt outstanding during the year ended December 31, 2000, compared to the same period in 1999. We incurred approximately $2.0 million from the senior secured credit facility entered into in September, 2000. Interest on our senior credit facility accrues at LIBOR plus our specified margin (approximately 10.6% at December 31, 2000). We accrue interest at a rate of 14% per annum on our senior discount notes through October 1, 2005 and will pay interest semi-annually in cash thereafter. Non-cash interest expense also included the amortized amount of deferred financing fees related to our senior secured credit facility, our senior discount notes, and the accretion of our warrants related to the senior discount notes. Total non-cash interest expense for the year ended December 31, 2000, was $6.5 million compared to $4,700 for the same period in 1999. In addition, the $13.0 million short-term convertible note issued to obtain funds used to purchase common stock of Horizon Telcom resulted in an increase in interest expense of $1.1 million. We expect our interest expense to increase in the future as we borrow under our senior secured credit facility to fund our network build-out and operating losses.

     Income tax (expense) benefit. Until September 26, 2000, we were included in the consolidated Federal income tax return of Horizon Telcom. We provided for Federal income taxes on a pro rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax-sharing agreement nor will we be able to recognize any net operating loss benefits until we generate taxable income. Thus, we filed a separate Federal income tax return for the short period after deconsolidation through December 31, 2000, and will file a separate return for all subsequent periods.

     We recorded an income tax expense from continuing operations of $1.1 million for the year. This expense was primarily a result of the recognition of an excess loss account on the deconsolidation from the Horizon Telcom affiliated group, reduced by the benefit of the carryback net operating losses and an increase in the valuation allowance.

     We generated a tax of $4.3 million on a stock dividend of 10% of Horizon Telcom stock held by us to Horizon Telcom. The tax on the stock dividend was charged directly to equity and not recorded as an income tax expense.

     Loss from continuing operations. Our loss from continuing operations for the year ended December 31, 2000, was $40.2 million compared to $11.0 million for the year ended December 31, 1999. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base partially offset by the $11.6 million gain on exchange of stock.

     Discontinued operations. In April 2000, we transferred our Internet, long distance and other businesses unrelated to PCS wireless operations to Horizon Technology (formerly United Communications), a separate subsidiary of Horizon Telcom, at net book value. Accordingly, the results of operations for these business units have been reported as discontinued operations in the current and prior periods. Income from discontinued operations, net of tax expense, was $141,000 for the year ended December 31, 2000, and $282,000 for the year ended December 31, 1999.

     Extraordinary loss. As a result of the September 26, 2000, financings described earlier, we retired long-term debt payable to financial institutions. As a result of this debt extinguishment, we expensed the unamortized portion of the related financing costs as well as fees associated with the debt extinguishments. These fees and expenses amounted to $748,000 and are shown on the statement of operations net of a tax benefit of $262,000.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing April
30. For the year ended December 31, 2000, we recorded the accrual of a stock dividend payable in additional stock of $2.8 million.

Liquidity and Capital Resources

     Before September 26, 2000, we financed our operations through equity contributions from Horizon Telcom and through debt financing provided by the Rural Telephone Finance Cooperative (RTFC). To that date, we had received $21.2 million of equity contributions from Horizon Telcom consisting of $18.7 million in cash contributions and $2.5 million in property contributions. Horizon Telcom's equity contribution during 1999 consisted of a contribution of property of $2.5 million and $3.7 million in cash contributions. Of this amount, $2.0 million was funded by Horizon Telcom's sale of towers to SBA. The equity contributions for the year ended December 31, 2000, consisted of $1.4 million in cash contributions. There were no equity contributions from Horizon Telcom for the year ended December 31, 2001.

     On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement.
Concurrent with the closing, the holder of our $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted the note into the same convertible preferred stock purchased by the investor group.

     On September 26, 2000, we received $149.7 million from the issuance of $295.0 million of senior discount notes due October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005 at a rate of 14.00% compounded semi-annually. The discount notes do not require us to pay cash interest until the fifth year after they are issued, at which point we will pay semi-annual interest until maturity. The discount notes are general unsecured obligations and are guaranteed by our existing and future domestic restricted subsidiaries. The guarantees are senior subordinated obligations of our existing and future domestic restricted subsidiaries. The rights of the holders of our discount notes to receive payments pursuant to the guarantees are subordinated in right of payment to the holders of our existing and future senior indebtedness, including our $250.0 million senior secured credit facility described below.

     Also on September 26, 2000, we received $50.0 million as part of a $225.0 million senior secured credit facility the ("secured credit facility") with a bank group led by First Union National Bank. The borrowing capacity of the secured credit facility was increased to $250.0 million in November 2000. The secured credit facility consists of the following two loans:

     o a $155.0 million term loan, available in a $50.0 million tranche and a $105.0 million tranche, under which we may borrow to finance (i) the direct cost of the construction and operation of a regional digital wireless telecommunications network on the Sprint PCS system; (ii) transaction costs and expenses; and (iii) working capital and other general corporate purposes; and

     o a $95.0 million revolving credit facility, the proceeds of which may be used to fund working capital.

     The $50.0 million tranche was drawn on September 26, 2000, and had an interest rate of 6.16% at December 31, 2001. We are required, and we expect, to draw the remaining $105.0 million tranche by March 26, 2002. The interest rate on the $105.0 million tranche, which had not been drawn as of December 31, 2001, was 5.66% at December 31, 2001.

     On June 29, 2001, and December 7, 2001, the Company amended its secured credit facility with the bank group. These modifications amended and restated certain financial covenants, including EBITDA (earnings before interest, taxes, depreciation and amortization), revenue thresholds and imposed limitations on capital expenditures. The June 2001 amendment also increased the base interest rate by 25 basis points to LIBOR plus 375 to 425 basis points.

     On December 7, 2001, the Company received $175.0 million from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at 13.75% annually, with interest payments commencing June 15, 2002. Approximately $48.7 million of the offering's proceeds were placed in an escrow account to fund the first four semi-annual interest payments.

     During the year ended December 31, 2000, we borrowed $13.0 million in the form of a short-term convertible note to purchase 19.78% of the outstanding capital stock of Horizon Telcom. The $14.1 million total of principal and accrued interest on this note was converted into 2.6 million shares of convertible preferred stock on September 26, 2000. In May 2000, we exchanged 31,912 shares of Horizon Telcom common stock, which we acquired in February 2000, along with 4.7 million newly issued shares of our class B common stock, for the remaining 74% ownership interest in Bright PCS which we did not previously own.

     The following table summarizes contractual principal maturities of long-term debt outstanding (which is recorded net of unaccreted interest on the balance sheet) and minimum payments required under operating leases and other long-term commitments as of December 31, 2001:

                                                                      Alliances
                                     Long-Term       Operating         Network
Year                                   Debt           Leases          Agreement         Total
----                             ---------------  --------------- ---------------  ---------------
2002........................     $            --  $   12,551,000  $    27,400,000  $    39,951,000
2003........................                  --      12,614,000       38,600,000       51,214,000
2004........................             375,000      11,974,000               --       12,349,000
2005........................             500,000       9,351,000               --        9,851,000
2006........................             500,000       4,873,000               --        5,373,000
Thereafter..................         518,625,000       9,102,000               --      527,727,000
                                 ---------------  --------------- ---------------  ---------------
   Total....................     $   520,000,000  $   60,465,000  $    66,000,000  $   646,465,000
                                 ===============  ==============  ===============  ===============

     At December 31, 2001, we had cash and cash equivalents of $123.8 million and working capital of $117.0 million. At December 31, 2000, we had cash and cash equivalents of $191.4 million and working capital of $162.4 million. The decrease in cash and cash equivalents of $67.6 million is primarily attributable to funding our loss from continuing operations of $113.5 million (this loss includes certain non-cash charges) and funding our capital expenditures of $116.6 million during 2001.

     Net cash used in operating activities for the year ended December 31, 2001, was $72.9 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. For the years ended
December 31, 2001 and 2000, our cost per gross additional customer was approximately $339 and $373, respectively. The net loss of $113.5 million was partially offset by increases to depreciation and other non-cash charges.

     Net cash used in investing activities for the year ended December 31, 2001, was $162.3 million. Our capital expenditures for that period were $116.6 million, reflecting the continuing build-out of our network. At December 31, 2001, we operated approximately 604 cell sites in our network. This represents an addition of approximately 301 sites during 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 16 at the end of 2000 to 38 at December 31, 2001. We will incur additional capital expenditures as we complete the build-out of our network, including the launch of additional retail stores, completing additional cell sites and expanding capacity at our switches as needed. The investment of restricted cash of $48.7 million relates to the escrow funds required by the terms of the senior notes discussed above.

     Net cash provided by financing activities for the year ended December 31, 2001, was $167.6 million consisting primarily of the December 2001 senior notes offering ($175.0 million). We paid approximately $7.4 million of financing fees related to both the senior notes offering and the amendments to the senior secured credit facility on June 29, 2001, and December 7, 2001.

     At December 31, 2001, we had $200.0 million available to be borrowed under our senior secured credit facility. We anticipate that our existing cash and available borrowings under our secured credit facility will be adequate to fund our network build-out, anticipated operating losses and working capital requirements until we achieve positive earnings before interest, taxes, depreciation and amortization, which we expect to achieve in the third quarter of 2003. We expect that our future funding needs, including our anticipated funding needs over the next 12 months, will be satisfied by our existing working capital and borrowings under our senior secured credit facility. These funds will be used for capital expenditures and to fund working capital and operating losses.

     From January 1, 2002, to December 31, 2002, we anticipate that our funding needs requirements will be approximately $140.0 million, of which approximately $60 million to $70 million will be used for capital expenditures; the remainder will be utilized primarily to fund working capital and operating losses. The actual funds required to build-out our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks

     Other future cash expenditures that may require additional borrowings include:

     o expanding the coverage within our existing operating markets or improving call quality with fill-in coverage;

     o opening additional retail stores, beyond our current plan of 50 stores;

     o mergers or acquisitions of other Sprint PCS affiliates or other compatible PCS carriers

     o the grant to us by Sprint PCS of additional markets under our Sprint PCS agreements; and/or

     o expanding our network, if economically justifiable, by exercising our right to build our own network in our markets which are covered by our network services agreement with the Alliances under the terms of that amended agreement.

     If we are unable to obtain any necessary additional funding and we are unable to complete our network build-out, this may result in a termination of our Sprint PCS agreement; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase our operating assets or capital stock for 72% of the entire business value. Also, any delays in our build-out may result in penalties under our Sprint PCS agreement, as amended.

     The Company has significant related party transactions that are described under "ITEM 13. Certain Relationships and Related Transactions."

Regulatory Developments

     See "Regulation of the Wireless Telecommunications Industry" under "ITEM 1. Business" for a discussion of regulatory developments that could have a future impact on the Company.

Seasonality

     Our business is subject to seasonality because the wireless industry is heavily dependent on calendar fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the calendar fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

     o the increasing use of retail distribution, which is more dependent upon the year-end holiday shopping season;

     o    the timing of new product and service announcements and introductions;

     o    competitive pricing pressures; and

     o    aggressive marketing and promotions.

Inflation

     We believe that inflation has not had a material adverse effect on our results of operation.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of December 31, 2001, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS and recognized approximately $389,000 of amortization expense during 2001. The valuation of this goodwill will be subject to an impairment test at the date of adoption. The Company will complete the first step of the impairment test by June 30, 2002 and, if necessary, will complete the second step by December 31, 2002.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company will adopt SFAS No. 144 on January 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                                  RISK FACTORS

We have not had any profitable years in the past five years, and we may not achieve or sustain operating profitability or positive cash flow from operating activities.

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2003 while we continue to construct our network and grow our customer base. We have already incurred a total of approximately $201.3 million in losses through December 31, 2001. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements.

If we fail to complete the build-out of our network, Sprint PCS may terminate the Sprint PCS agreements, and we would no longer be able to offer Sprint PCS products and services from which we generate substantially all our revenues.

     Our long-term affiliation agreements with Sprint PCS, which we refer to as the Sprint PCS agreements, require us to build and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint PCS' technical specifications and coverage requirements. The agreements also require us to provide minimum network coverage to the population within each of the markets which make up our territory by specified dates. Under the terms of our Sprint PCS agreements, we are required to provide additional coverage in specified markets by April 28, 2002.

     We did not launch all of our Bright PCS markets by the date set forth in the Sprint PCS agreements. We were unable to obtain the required backhaul from local exchange carriers by that date, despite using commercially reasonable efforts. We have subsequently obtained the required backhaul services and launched these markets and Sprint PCS agreed in writing that we are in compliance with the build-out requirements in these markets.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint PCS and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these specified contract dates. The amounts of the penalties range from $16,500 to $602,000 for each shortfall depending on the market and length of delay (up to 180 days) in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash, or if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS capital stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our buildout delay to be a breach of the Sprint PCS agreement. We have agreed to continue to use commercially reasonable efforts to reach buildout completion by either June 30, 2002 (for most of the affected markets) or April 30, 2002 (for a few of these markets).

     We will require additional expenditures of significant funds for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place significant demands on our managerial, operational and financial resources. A failure to meet our build-out requirements for any of our markets, or to meet Sprint PCS' technical requirements, would constitute a breach of the Sprint PCS agreements that could lead to their termination if not cured within the applicable cure period. If Sprint PCS terminates these agreements, we will no longer be able to offer Sprint PCS products and services. See "The Sprint PCS Agreements" under "ITEM 1. Business" included herein.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our long-term debt obligations.

     As of December 31, 2001, our total debt outstanding was $520.0 million, comprised of $50.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at December 31, 2001, net of a discount of approximately $135.9 million). In addition, we are required and intend to borrow an additional $105.0 million under our senior secured credit facility by March 26, 2002.

     Our substantial debt will have a number of important consequences, including the following:

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

     o due to the liens on substantially all of our assets and the pledges of equity ownership of our subsidiaries that secure our senior secured credit facility, our lenders may control our assets upon a default;

     o our debt increases our vulnerability to general adverse economic and industry conditions;

     o our debt limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

     o our debt places us at a competitive disadvantage compared to our competitors that have less debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness, and to fund our network build-out, anticipated operating losses and working capital requirements will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

If we fail to pay our debt, our lenders may sell our loans to Sprint PCS giving Sprint PCS the rights of a creditor to foreclose on our assets.

     If the lenders accelerate the amounts due under our senior secured credit facility, Sprint PCS has the right to purchase our obligations under that facility and become a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with ours.

Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to our assets and Sprint PCS' continuing relationship in a manner not otherwise permitted under the Sprint PCS agreements.

If Sprint PCS terminates the Sprint PCS agreements, the buy-out provisions of those agreements may diminish the valuation of our company.

     Provisions of the Sprint PCS agreements could affect our valuation and decrease our ability to raise additional capital. If Sprint PCS terminates these agreements, Sprint PCS may purchase our operating assets or capital stock for 80% of the Entire Business Value. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for the Company and may operate to reduce the Entire Business Value of the Company.

The termination of our strategic affiliation with Sprint PCS or Sprint PCS' failure to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business.

     Because Sprint PCS owns the FCC licenses which we use in our territory, our ability to offer Sprint PCS products and services on our network is dependent on the Sprint PCS agreements remaining in effect and not being terminated. Sprint PCS may terminate the Sprint PCS agreements for breach by us of any material terms. We also depend on Sprint PCS' ability to perform its obligations under the Sprint PCS agreements. The termination of the Sprint PCS agreements or the failure of Sprint PCS to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our wireless digital communications business.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers, which would adversely affect our revenues.

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors' networks, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint PCS nor any other PCS provider offers service in every area of the United States. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, to varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this offering circular. Sprint PCS' and its other affiliates' PCS operations may not be successful, which, in turn, could adversely affect our ability to generate revenues.

We are dependent upon Sprint PCS' back office services and its third-party vendors' back office systems, and problems with these systems, or termination of these arrangements, could disrupt our business and possibly increase our costs.

     Because Sprint PCS now provides our back office systems, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

We depend on other telecommunications companies for some services which, if delayed, could delay our planned network build-out and delay our expected increases in customers and revenues.

     We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. American Electric Power, Ameritech, AT&T, Verizon, Sprint (long distance) and Qwest are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from these companies, and in obtaining local telephone numbers for use by our customers, which are sometimes in short supply, and we may continue to experience delays and interruptions in the future. Delays in obtaining facilities and transport could delay our build-out plans and our business may suffer. Delays could also result in a breach of our Sprint PCS agreements, subjecting these agreements to potential termination by Sprint PCS.

If we do not meet all of the conditions under our senior secured credit facility, we may not be able to draw down all of the funds under the facility and, as a result, we may not be able to complete the build-out of our network, which may result in the termination of the Sprint PCS agreements.

     Our senior secured credit facility provides for aggregate borrowings of $250.0 million of which $50.0 million was borrowed as of December 31, 2001. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

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

Material restrictions in our debt instruments may make it difficult to obtain additional financing or take other necessary actions to react to changes in our business.

     The indenture governing the notes contains various covenants that limit our ability to engage in a variety of transactions. In addition, the indenture governing our senior discount notes and the senior secured credit agreement both impose additional material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, limit our ability to engage in some transactions, including the following:

     o    designated types of mergers or consolidations;

     o    paying dividends or other distributions to our stockholders;

     o    making investments;

     o    selling assets;

     o    repurchasing our common stock;

     o    changing lines of business;

     o    borrowing additional money; and

     o    transactions with affiliates.

In addition, our senior secured credit facility requires us to maintain certain ratios, including:

     o    leverage ratios;

     o    an interest coverage ratio; and

     o    a fixed charges ratio,

and to satisfy certain tests, including tests relating to:

     o    minimum covered population;

     o    minimum number of PCS subscribers in our territory; and

     o    minimum total revenues.

     These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment.

     An event of default under the senior secured credit facility may prohibit us and the guarantors of the notes from paying the notes or the guarantees of the notes.

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

     o to receive dividends in the form of additional shares of our convertible preferred stock, which may increase and accelerate upon a change in control; and

     o    to require us to redeem the convertible preferred stock in 2005.

     If we become subject to the repurchase right or change of control redemption requirements under the convertible preferred stock while our senior secured debt, our senior discount notes or the notes are outstanding, we will be required to seek the consent of the lenders under our secured debt, the holders of the discount notes and the holders of the senior notes to repurchase or redeem the convertible preferred stock, or attempt to refinance the secured debt, the discount notes and the senior notes. If we fail to obtain these consents, there will be an event of default under the terms governing our senior secured debt. In addition, if we do not repurchase or redeem the convertible preferred stock and the holders of the convertible preferred stock obtain a judgment against us, any judgment in excess of $5.0 million would constitute an event of default under the indentures governing the discount notes and the senior notes.

If we breach our agreement with SBA Communications Corp. ("SBA"), or it otherwise terminates its agreement with us, our right to provide wireless service from most of our cell sites will be lost.

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

We may have difficulty in obtaining infrastructure equipment and handsets, which could result in delays in our network build-out, disruption of service or loss of customers.

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

If the West Virginia PCS Alliance and Virginia PCS Alliance fail to provide their network to us in their markets, or if our network services agreement with the Alliances is otherwise terminated, we will lose the ability to use the Alliances' networks.

     West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances, are two related, independent PCS providers whose network is managed by NTELOS. Under our network services agreement, the Alliances provide us with the use of and access to key components of their network in most of our markets in Virginia and West Virginia. We directly compete with the Alliances in the markets where we use their network. If the Alliances fail to maintain the standards for their network as set forth in our network services agreement with them or otherwise fail to provide their network for our use, our ability to provide wireless services in these markets may be adversely affected, and we may not be able to provide seamless service for our customers. If we breach our obligations to the Alliances, or if the Alliances otherwise terminate the network services agreement, we will lose our right to use the Alliances' network to provide service in these markets. In that event, it is likely that we will be required to build our own network in those markets and incur the substantial costs associated with doing so.

Sprint PCS' vendor discounts may be discontinued, which could increase our equipment costs and require more capital than we had projected to build-out our network.

     We intend to continue to purchase our infrastructure equipment under Sprint PCS' vendor agreements that include significant volume discounts. If Sprint PCS were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs for our network build-out.

Conflicts with Sprint PCS may not be resolved in our favor, which could restrict our ability to manage our business and provide Sprint PCS products and services, adversely affecting our relationships with our customers, increase our expenses or decrease our revenues.

     Under the Sprint PCS agreements, Sprint PCS has a substantial amount of control over the conduct of our business. Conflicts between us may arise, and as Sprint PCS owes us no duties except as set forth in the Sprint PCS agreements, these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example:

     o Sprint PCS may price its national plans based on its own objectives and may set price levels and customer credit policies that may not be economically sufficient for our business;

     o Sprint PCS may increase the prices we pay for our back office services; and

     o Sprint or Sprint PCS may make decisions that adversely affect our use of the Sprint and Sprint PCS brand names, products or services.

We may not be able to compete with larger, more established wireless providers who have resources to competitively price their products and services, which could impair our ability to attract and retain customers.

     Our ability to compete will depend in part on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. In each market, we compete with at least two cellular providers that have had their infrastructure in place and have been operational for a number of years. They have significantly greater financial and technical resources than we do, could offer attractive pricing options and may have a wider variety of handset options. We expect that existing cellular providers will continue to upgrade their systems and provide expanded digital services to compete with the Sprint PCS products and services that we offer. Many of these wireless providers generally require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them.

     We will also compete with several PCS providers and other existing communications companies in our markets and expect to compete with new entrants as the FCC licenses additional spectrum to mobile services providers. A number of our cellular, PCS and other wireless competitors have access to more licensed spectrum than the amount licensed to Sprint PCS in most of our territory and therefore will be able to provide greater network call volume capacity than our network to the extent that network usage begins to reach or exceed the capacity of our licensed spectrum. Our inability to accommodate increases in call volume could result in more dropped or disconnected calls. In addition, any competitive difficulties that Sprint PCS may experience could also harm our competitive position and success.

We may not be able to offer competitive roaming capability, which could impair our ability to attract and retain customers.

     We rely on agreements with competitors to provide automatic roaming capability to our PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Some competitors may be able to offer coverage in areas not served by the Sprint PCS network or may be able to offer roaming rates that are lower than those offered by Sprint PCS and its affiliates. Some of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the standard for the dominant air interface upon which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this standard, our Sprint PCS customers may have difficulty roaming in some markets.

There is no uniform signal transmission technology and if we decide to use other technologies in the future, this decision could substantially increase our equipment expenditures to replace the technology used on our network.

     The wireless telecommunications industry is experiencing evolving industry standards. We have employed CDMA technology, which is the digital wireless communications technology selected by Sprint PCS for its network. CDMA may not provide the advantages expected by us and by Sprint PCS. In addition to CDMA, there are two other principal signal transmission technologies, time division multiple access, or TDMA, and global systems for mobile communications, or GSM. These three signal transmission technologies are not compatible with each other. If one of these technologies or another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs.

We may not receive as much Sprint PCS roaming revenue as we anticipate and our non-Sprint PCS roaming revenue is likely to be low.

     We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to approximately $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return," which has not yet been determined. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, we may suffer a reduction in our revenues and number of customers.

     The Sprint PCS network operates at a different frequency and uses or may use a different signal transmission technology than many analog cellular and other digital systems. To access another provider's analog cellular, TDMA or GSM digital system when outside the territory served by the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive, larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, so a customer must end a call in progress on the Sprint PCS network and initiate a new call when outside the territory served by the Sprint PCS network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming. These roaming issues may cause us to suffer a reduction in our revenues and number of customers.

Parts of our territories have limited licensed spectrum, which may adversely affect the quality of our service.

     In the majority of our markets, Sprint PCS has licenses covering 20 or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in parts of our territory covering approximately 3.8 million residents out of a total population of over 10.2 million residents. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

Non-renewal or revocation by the FCC of the Sprint PCS licenses would significantly harm our business because we would no longer have the right to offer wireless service through our network.

     We are dependent on Sprint PCS' licenses, which are subject to renewal and revocation by the FCC. Sprint PCS' licenses in many of our territories will expire as early as 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. For example, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the five-year construction requirements for each of its PCS licenses, it can lose those licenses. Failure to comply with these standards in our territory could cause the imposition of fines on Sprint PCS by the FCC or the revocation or forfeiture of the Sprint PCS licenses for our territory, which would prohibit us from providing service in our markets.

If the Sprint PCS agreements do not comply with FCC requirements, Sprint PCS may terminate the Sprint PCS agreements, which could result in our inability to provide service.

     The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot be certain the FCC will agree with us. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

We may need more capital than we currently anticipate to complete the build-out of our network, and a delay or failure to obtain additional capital could decrease our revenues.

     The completion of our network build-out will require substantial capital. Additional funds would be required in the event of:

     o    significant departures from our current business plan;

     o    unforeseen delays, cost overruns, unanticipated expenses; or

     o    regulatory, engineering design and other technological changes.

     For example, it is possible that we will need substantial funds if we find it necessary or desirable to overbuild the territory currently served through our arrangements with the Alliances. Due to our highly leveraged capital structure, additional financing may not be available or, if available, may not be obtained on a timely basis or on terms acceptable to us or within limitations permitted under our existing debt covenants. Failure to obtain additional financing, should the need for it develop, could result in the delay or abandonment of our development and expansion plans, and we may be unable to fund our ongoing operations.

Because Sprint PCS has recently required us to upgrade our network to provide "third generation" technology, we will face additional capital expenses.

     The wireless industry is seeking to implement new "third generation," or "3G," technology. Sprint PCS has recently selected a version of 3G technology for its own networks and required us to upgrade our network to provide those services. We currently estimate that this network upgrade will cost approximately $35 million, but actual costs could exceed this estimate. The current deadline for completion of our 3G upgrade generally is June 30, 2002. If we fail to meet the upgrade deadline, we will be in breach of our Sprint PCS agreements. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

Unauthorized use of our network and other types of fraud could disrupt our business and increase our costs.

     We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe that we have a plan in place to implement appropriate controls to minimize the effect to us of fraudulent usage, our efforts may not be successful.

Expanding our territory may have a material adverse effect on our business.

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

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also issue additional equity securities, incur additional debt or incur significant amortization expenses related to intangible assets.

The Sprint PCS agreements and our restated certificate of incorporation include provisions that may discourage, delay or restrict any sale of our operating assets or common stock to the possible detriment of our noteholders.

     The Sprint PCS agreements restrict our ability to sell our operating assets and common stock. Generally, Sprint PCS must approve a change of control of our ownership and consent to any assignment of the Sprint PCS agreements. The Sprint PCS agreements also give Sprint PCS a right of first refusal if we decide to sell the operating assets of our Bright PCS markets to a third party. In addition, provisions of our restated certificate of incorporation could also operate to discourage, delay or make more difficult a change in control of our company. For example, our restated certificate of incorporation provides for:

     o two classes of common stock, with our class B common stock having ten votes per share;

     o    the issuance of preferred stock without stockholder approval; and

     o    a classified board, with each board member serving a three-year term.

     The restrictions in the Sprint PCS agreements and the provisions of our restated certificate of incorporation could discourage any sale of our operating assets or common stock.

We will not be able to receive the tax benefit of future losses until we begin to generate taxable income.

     From our inception until September 2000, we were included in the consolidated Federal income tax return of Horizon Telcom, Inc. which owns a majority of our outstanding common stock. Under the tax-sharing agreement with Horizon Telcom, Horizon Telcom filed a consolidated tax return and paid us an amount equal to the tax savings realized by Horizon Telcom as a result of our taxable operating losses being used to offset consolidated taxable income. As a result of the sale of convertible preferred stock in September 2000, we are no longer included in Horizon Telcom's consolidated tax return and, as a result, will no longer be able to recognize any tax benefits from our operating losses until we generate taxable income.

Horizon Telcom will be able to control the outcome of significant matters presented to stockholders as a result of its ownership position, which could potentially impair our attractiveness as a takeover target.

     Horizon Telcom beneficially owns approximately 58.1% of our outstanding common stock on fully diluted basis as of December 31, 2001. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 84.5% of the voting power, on a fully diluted basis at December 31, 2001. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of our notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon
Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

We may face conflicts of interest with Horizon Telcom which may harm our business.

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

     Horizon Telcom controls approximately 84.5% of the voting power of our shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as a local telephone services and Internet services, and these businesses may have interests that conflict or compete in some manner with our business. Horizon Telcom is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so. Any conflicts that may arise between us and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to us may impact our financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control our board of directors, conflicts may not be resolved in our favor.

Present and future transactions with Horizon Telcom may be on terms which are not as favorable as could be obtained from third parties.

     In the past, we have entered into transactions with Horizon Telcom including the leasing of towers by Horizon Telcom to us and the advancing of cash to us to finance our operations. In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to us including finance and accounting services, computer access and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 58.1% of our outstanding common stock on a fully diluted basis, third-parties with which we wish to enter into agreements or the marketplace in general may not perceive these transactions with Horizon Telcom to be fair. In addition, because Horizon Telcom has the power to control our board of directors, we may not be able to renew these agreements on terms favorable to us.

We may experience a high rate of customer turnover, which would increase our costs of operations and reduce our revenue and prospects for growth.

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

     o    a lack of affordability;

     o    price competition;

     o    Sprint PCS' customer credit policies;

     o    customer care concerns; and

     o    other competitive factors.

     A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new customers, especially because we subsidize some of the cost of the handsets purchased by our customers.

Because the wireless industry has experienced higher customer additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters, a failure by us to acquire significantly more customers in the fourth quarter could have a disproportionate negative effect on our results of operations.

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

     o    a generally poor holiday shopping season.

Regulation by government agencies may increase our costs of providing service or require us to change our services, which could impair our financial performance.

     The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the FAA and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to additional market risk.

     In the normal course of business, our operations are exposed to interest rate risk on our variable-rate secured credit facility. Our primary interest rate risk exposures relate to (i) the interest rate on our financing, (ii) our ability to refinance our discount and senior notes at maturity at market rates, and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable-rate debt and interest rate swaps. In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of the term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing the remaining $25.0 million of the term loan borrowed under the secured credit facility at 7.65%. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis. We are exposed to market risk on our long-term debt related to the current market value of interest rates compared to our fixed and variable-rate (100% hedged) debt. While a 100-basis point change in interest rates would not affect our current earnings, it would have an impact on the market value of our debt.

     As of December 31, 2001, 100% of our variable-rate long-term debt has been swapped for fixed-rate debt, thus reducing our exposure to interest rate risk. Therefore, an increase in the base lending rate would have an immaterial effect on our annual earnings. However, our swap interest rates are currently greater than the market interest rates on our underlying debt. Thus, our results from operations currently reflect a higher interest expense than had we not hedged our position. If we do not renew our swaps, or, if we do not hedge incremental borrowings under our senior secured credit facility, of which we have $200.0 million available at December 31, 2001, we will increase our interest rate risk which could have a material impact on our future earnings.

ITEM 8. Financial Statements and Supplementary Data

     Financial statements and supplementary data required by this item are submitted as a separate section of this annual report on Form 10-K. See "Index to Consolidated Financial Statements" commencing on page F-1 herein.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The following are our directors and executive officers:

       Name                                         Age     Position
       ----                                         ---     --------
       William A. McKell.......................     41      Chairman of the Board, President and
                                                              Chief Executive Officer
       Peter M. Holland........................     36      Director, Chief Financial Officer
       Alan G. Morse...........................     43      Chief Operating Officer
       Joseph E. Corbin........................     46      Vice President, Engineering and Operations
       Joseph J. Watson........................     36      Vice President, Sales and Marketing
       Monesa S. Skocik........................     40      Vice President, External Affairs
       Robert A. Katz..........................     33      Director
       Thomas McKell...........................     66      Director
       Phoebe H. McKell........................     55      Director
       Lonnie D. Pedersen......................     44      Director
       Eric L. Zinterhofer.....................     30      Director

     William A. McKell has served as Chairman of the Board, President and Chief Executive Officer of Horizon PCS since its inception in April 2000 and has served as President, Chief Executive Officer and Chairman of the Board of

Horizon Personal Communications since May 1996 and as President of Bright PCS since its formation in September 1999. Mr. McKell has 14 years of telecommunications experience. Mr. McKell served as Vice President of Network Services from January 1996 to April 1996 and Director of Network Services from August 1994 to December 1995 for The Chillicothe Telephone Company, a traditional local telephone company. Mr. McKell is a graduate of Ohio Northern University and is the son of Thomas McKell.

     Peter M. Holland has served as the Chief Financial Officer of Horizon PCS since its inception in April 2000 and has served as the Chief Financial Officer of Horizon Personal Communications since November 1999. Mr. Holland has served as Vice President of Finance and Treasurer of Horizon Telcom since November 1999. Mr. Holland has been a member of the management committee of Bright PCS since its formation in September 1999. Mr. Holland has nearly 14 years of telecommunications experience. From May 1996 to December 1999, Mr. Holland was a principal and owner of The Pinnacle Group located in Langley, Washington. Pinnacle provides strategic business planning and regulatory consulting services to independent wireless and wireline companies, including Horizon PCS. Prior to joining Pinnacle in May 1996, Mr. Holland was a manager in Nextel Communications' Business Development and Corporate Strategy groups. Mr. Holland started his career in telecommunications with Ernst & Young's telecommunications consulting group and is a Certified Public Accountant. Mr. Holland received his Bachelor of Business Administration with an accounting concentration from Pacific Lutheran University.

     Alan G. Morse was appointed Chief Operating Officer of the Company on March 1, 2002. Previously, Mr. Morse was chief operating officer of TelePacific Communications, Inc., an integrated telecommunications provider operating in California and Nevada. Prior to that, he was area vice president for Sprint PCS, where he managed the buildout, launch and operation of Sprint PCS businesses in Cleveland, Cincinnati, Columbus and Indianapolis. He has held management positions with Nextel Communications, Inc., Lightbridge, Inc., and New Par, Inc. (Cellular One of Ohio and Michigan). Mr. Morse earned a Bachelor of Arts in social and behavioral sciences and a minor in marketing from The Ohio State University.

     Joseph E. Corbin has served as Vice President, Engineering and Operations since June 2001. He previously served as Vice President of Technology of Horizon PCS from its inception in April 2000 and of Horizon Personal Communications since May 1996. He is responsible for the engineering, build-out and operations of our PCS network. Mr. Corbin also was Manager of Information Technology for The Chillicothe Telephone Company and then Horizon Services from January 1993 to April 2000 and has been in the telecommunications industry for 23 years including various management and technical positions at The Chillicothe Telephone Company.

     Joseph J. Watson has served as Vice President, Sales and Marketing, since August 2000. He served as Vice President of Business Development of Horizon PCS since its inception in April 2000 and of Horizon Personal Communications since August 1999. Mr. Watson is responsible for all of our sales and marketing efforts and regulatory matters. From May 1996 to August 1999, Mr. Watson held various senior management positions with Horizon Personal Communications, including the positions of Vice President of Administration, Director of Finance and General Manager -- Horizon Long Distance. Mr. Watson has been in the telecommunications industry for eight years including various management positions at The Chillicothe Telephone Company and sales positions at Cincinnati Bell Long Distance. Mr. Watson is a graduate of Ohio University's School of Telecommunications.

     Monesa S. Skocik has served as a Vice President of Horizon PCS since its inception in April 2000 and of Horizon Personal Communications since August 1999. Ms. Skocik has over four years of telecommunications experience. Ms. Skocik is responsible for our coordination, management and implementation of Sprint PCS new product launches, compliance monitoring and other corporate customer service functions. Since March 1997, Ms. Skocik held various positions with Horizon Personal Communications, including Vice President of Customer Operations, Director-Customer Service and Manager-Customer Care. From August
1995 to February 1997, Ms. Skocik was the Administrator for Riverside Professional Corporation, Inc., a physician medical facility, where she was responsible for all operational aspects of the practice. Ms. Skocik is a graduate of The Ohio State University and received a master's degree in Communications from Ohio University.

     Robert A. Katz was appointed a director of Horizon PCS in September 2000. Mr. Katz is a senior principal of Apollo Advisors, with which he has been associated since 1990, and which, together with affiliated investment managers, manages the Apollo investment funds, including Apollo Investment Fund IV, L.P. Mr. Katz is also a director of Aris Industries, Inc., Clark Retail Group, Inc.,

Quality Distribution, Inc., Vail Resorts, Inc. and Vinciv Corporation. Mr. Katz was appointed to the board pursuant to the terms of the Investors Rights and Voting Agreement entered into in connection with the sale of convertible preferred stock in September 2000. See "ITEM 13. Certain Relationships and Related Transactions." Mr. Katz received a Bachelor of Science in Economics from the University of Pennsylvania.

     Thomas McKell has served as the President and a Director of Horizon Telcom since its inception in 1996 and of The Chillicothe Telephone Company since 1988. Mr. McKell has 46 years of telecommunications experience and received a Bachelor of Science in Electrical Engineering. Mr. McKell is the father of William A. McKell.

     Phoebe H. McKell has served as the President of Horizon Services since its inception in 1996. Ms. McKell has 23 years of telecommunications experience. From 1989 to 1996, she was Director of Administration for The Chillicothe Telephone Company. Ms. McKell is the niece of Thomas McKell.

     Lonnie D. Pedersen has served as President of Telephone Service Company since 1993. Mr. Pedersen has 23 years of telecommunications experience. He began his career in the Air Force and has since held management positions in the independent telephone industry in Iowa and Ohio. Mr. Pedersen has served as President of the Rural Iowa Independent Telephone Association and is currently on the board of the Ohio Telecommunications Industry Association. He is also director and president of Com Net, a consortium of companies that provide Internet service (bright.net), long distance resale and other telecommunications services. Mr. Pedersen has served as a director of Minster Bank, a community bank based in Minster, Ohio since 1995. Mr. Pedersen was appointed to the board pursuant to the terms of our agreement to purchase the remaining 74% of Bright PCS. Prior to the Bright PCS acquisition, Mr. Pedersen was Vice President of Bright PCS and served as a member of the Bright PCS management committee. Mr. Pedersen received his Bachelor of Arts in business administration from Buena Vista University and has an associate degree in Technology from Fort Steilacoom Community College.

     Eric L. Zinterhofer was appointed a director of Horizon PCS in November 2001. Mr. Zinterhofer is a principal of Apollo Advisors, with which he has been associated since 1998, and which, together with affiliated investment managers, manages the Apollo investment funds, including Apollo Investment Fund IV, L.P. Prior to joining Apollo, he was a member of the corporate finance department at Morgan Stanley and Co. and the investment management group at J.P. Morgan. Mr. Zinterhofer also serves on the board of directors of Clark Retail Enterprises, Inc. Mr. Zinterhofer was appointed to the board pursuant to the terms of the Investors Rights and Voting Agreement entered into in connection with the sale of convertible preferred stock in September 2000. See "ITEM 13. Certain Relationships and Related Transactions." Mr. Zinterhofer holds Bachelor of Arts degrees in Economics and European History from the University of Pennsylvania. He received his Masters in Business Administration from Harvard University.

Board of Directors

     There are presently seven members of the board of directors. Pursuant to Horizon PCS' Certificate of Incorporation, the board of directors is divided into three classes of directors -- Class I, Class II and Class III. Phoebe H. McKell and Eric Zinterhofer serve as Class I. Peter M. Holland and Thomas McKell serve as Class II directors. Robert A. Katz, William A. McKell and Lonnie Pedersen serve as Class III directors. Directors in each class will serve for a term of three years, or until their successors have been elected and qualified. Directors may be compensated at the discretion of the board of directors. Executive officers are ordinarily elected annually and serve at the discretion of the board of directors.

Board Committees

     The board of directors has appointed an audit committee which is responsible for recommending to the board of directors the engagement of our independent auditors and reviewing with the independent auditors the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors. The audit committee will consist of at least three members. The current members of the audit committee are Messrs. Pedersen, Zinterhofer and Holland. Horizon will maintain at least two independent directors on the audit committee.

Limitation on Liability and Indemnification

     Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Our certificate of incorporation provides that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and agents and other agents to the fullest extent permitted by law. Our certificate of incorporation also permits us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of actions in his or her official capacity.

     We have entered into agreements to indemnify our directors and officers in addition to indemnification provided for in our certificate of incorporation. These agreements indemnify our directors and officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding, including any action by us or in our right, arising out of that person's services as a director or officer of ours, any subsidiary of ours, or any other company or enterprise to which the person provides services at our request. In addition, we have directors' and officers' insurance providing indemnification for certain of our directors, officers and employees for these types of liabilities. We believe that these provisions, agreements and insurance are necessary to attract and retain qualified directors and officers.

     At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of ours where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification.

ITEM 11. Executive Compensation

     The following table presents summary information with respect to the compensation paid to our Chief Executive Officer and each of our other executive officers whose salary and bonus exceeded $100,000 during the year ended December 31, 2001.

                                                                              Long-Term
                                                                             Compensation
    Name and Principal                         Annual Compensation     Securities Underlying        All Other
        Position                    Year       Salary($)   Bonus($)           Options(#)          Compensation($)
----------------------------    -----------  ----------------------- ------------------------- ------------------
William A. McKell...........        2001     $  195,833  $  65,935                     --          $   116,885 (1)
  Chairman of the Board,            2000        154,167     21,458                     --               12,497 (2)
    President and Chief             1999        107,125      9,641              1,614,186                8,934 (3)
    Executive Officer

Peter M. Holland............        2001     $  170,833  $  57,479                     --          $   129,032 (5)
  Chief Financial Officer(4)        2000        150,000     20,625                     --               11,971 (6)
                                    1999             --         --              1,614,186                   --

Joseph E. Corbin............        2001     $  121,667  $  44,428                     --          $   126,797 (7)
  Vice President,                   2000        105,000     14,438                     --               20,254 (8)
    Engineering/Operations          1999         85,200      9,200                188,322               13,528 (9)

Joseph J. Watson............        2001     $  121,667  $  40,733                     --          $   123,884 (10)
  Vice President,                   2000        105,000     14,438                     --               14,862 (11)
    Sales and Marketing             1999         76,240      7,668                188,322               12,825 (12)

Monesa S. Skocik............        2001     $  121,667  $  40,733                     --          $   126,501 (13)
  Vice President,                   2000        105,000     14,438                     --               12,692 (14)
    External Affairs                1999         65,750      6,850                188,322                3,024 (15)

----------
(1) Includes an award of Horizon Telcom shares valued at $100,900 at the date of the award, a yearly car allowance of $10,985 and a 401(k) contribution of $5,000.
(2) Includes a yearly car allowance of $7,784 and a 401(k) contribution of $4,713.
(3) Includes a yearly car allowance of $7,428 and a 401(k) contribution of $1,506.
(4) Mr. Holland became Chief Financial Officer on November 17, 1999, but did not receive any compensation in 1999. See "ITEM 13. Certain Relationships and Related Transactions" for a discussion of consulting fees received by the Pinnacle Group, a company that was 50% owned by Mr. Holland. Pinnacle received consulting fees of $267,000 in 1999, $204,000 in 1998 and $419,000 in 1997.
(5) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,892 and a 401(k) contribution of $5,140.

(6) Includes yearly car allowance of $7,578 and a 401(k) contribution of $4,393.
(7) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,839 and a 401(k) contribution of $2,958.
(8) Includes yearly car allowance of $9,981 and a 401(k) contribution of $10,273.
(9) Includes yearly car allowance of $4,328 and a 401(k) contribution of $9,200.
(10) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,619 and a 401(k) contribution of $265.
(11) Includes yearly car allowance of $8,435 and a 401(k) contribution of $6,427.
(12) Includes yearly car allowance of $7,851 and a 401(k) contribution of $4,974.
(13) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $6,807 and a 401(k) contribution of $3,694.
(14) Includes yearly car allowance of $6,330 and a 401(k) contribution of $6,362.
(15) Includes a 401(k) contribution of $3,024.

2000 Stock Option Plan

     The 2000 Stock Option Plan has been adopted by our board of directors and stockholders. The option plan permits the granting of both incentive stock options and nonqualified stock options to employees. The aggregate number of shares of common stock that may be issued pursuant to options granted under the option plan is 7,500,000 shares of class A common stock and 4,196,884 shares of class B common stock, subject to adjustments in the event of certain changes in the outstanding shares of common stock. On December 1, 1999, our subsidiary, Horizon Personal Communications, granted options to purchase 3,588,000 shares of its class B common stock with an exercise price of $0.1414 per share to 13 individuals under its 1999 Stock Option Plan. After we were incorporated, we issued options to replace those initial options, on the same economic terms adjusted for the fact that Horizon Personal Communications was our subsidiary. After taking into account the adjustment, we issued 4,196,884 substituted options on class B common stock at an exercise price of $0.1209. In November 2000, we granted options to purchase 116,971 shares of class A common stock at an exercise price of $5.88 per share.

     The option plan will be administered by our board of directors or by a compensation committee appointed by our board of directors, which will be authorized, subject to the provisions of the option plan, to grant options and establish rules and regulations as it deems necessary for the proper administration of the option plan and to make whatever determinations and interpretations it deems necessary or advisable.

     An incentive option may not have an exercise price less than the fair market value of the common stock on the date of grant or an exercise period that exceeds ten years from the date of grant. In the case of option holders that own more than 10% of Horizon PCS' stock, the exercise price for an inactive option cannot be less than 110% of the fair market value of the common stock on the date of grant and the exercise period cannot exceed five years from the date of grant. Incentive options are also subject to other limitations which allow the option holder to qualify for favorable tax treatment. Nonqualified options may have an exercise price of less than, equal to or greater than the fair market value of the underlying common stock on the date of grant but are limited to an exercise period of no longer than ten years. However, we will not grant non-qualified options with an exercise price less than 85% of fair market value of the common stock on the date of the grant.

     The board of directors or the compensation committee will determine the persons to whom options will be granted and the terms, provisions, limitations and performance requirements of each option granted, and the exercise price of an option.

     An option will not be transferable except by will or by the laws of descent or distribution or unless determined otherwise by our board of directors or the compensation committee.

     Unless previously exercised, a vested option granted under the option plan will terminate automatically:

     o twelve months after the employee's termination of employment by reason of disability or death; and

     o three months after an employee's termination of employment for reasons other than disability or death.

     The plan contains provisions that give the compensation committee or our board of directors or the acquiring entity's board of directors discretion to take specified actions if Horizon PCS is acquired, unless the individual option grants provide otherwise. Those actions can include the authorization to purchase option grants from plan participants, or make adjustments or modifications to outstanding options granted to protect and maintain the rights and interests of the plan participants or accelerate the vesting of outstanding options. To date, all individual option grants have provided that the options will accelerate and become fully exercisable upon an acquisition of Horizon PCS.

     Our board of directors has adopted a policy to the effect that, for at least one year from March 27, 2001, 3,000,000 of the shares authorized to be issued under the plan are subject to the condition that they must either be issued to non-promoter employees (as defined in the North American Securities Administration Association's statement of policy on options and warrants) or at an exercise price no less than $5.88 per share. The board also has undertaken not to grant options (other than under the 2000 Stock Option Plan) with a term of longer than 5 years until the class A common stock is listed on either the New York Stock Exchange, the American Stock Exchange, or the NASDAQ National Market.

     None of our named executive officers were granted stock options during fiscal year 2001. Additionally, none of our named executive officers exercised stock options in the fiscal year ended December 31, 2001. The following table sets forth information concerning the number and value of unexercised options held by each of our named executive officers on December 31, 2001. There was no public market for our common stock as of December 31, 2001. Accordingly, the fair market value on December 31, 2001, is based on an average assumed value of $5.39 per share. This valuation at December 31, 2001, does not represent the actual value of our stock at December 31, 2001.

                 Aggregated Option Exercises In Fiscal Year 2001
                     And 2001 Fiscal Year-End Option Values
                                                Number of Securities                 Value of Unexercised
                                               Underlying Unexercised                    In-The-Money
                                               Options At Year End (#)              Options At Year End ($)
  Name                                       Exercisable      Unexercisable      Exercisable      Unexercisable
  ----                                    ---------------   -------------------- ------------   ---------------
  William A. McKell.....................          706,206           907,980      $ 3,721,708     $   4,785,053
  Peter M. Holland......................          706,206           907,980        3,721,708         4,785,053
  Joseph E. Corbin......................          117,701            70,621          620,285           372,171
  Joseph J. Watson......................          117,701            70,621          620,285           372,171
  Monesa S. Skocik......................          117,701            70,621          620,285           372,171

Compensation of Directors

     Currently, we do not compensate our directors. We do reimburse directors for their expenses incurred in connection with attending board meetings.

Employment Agreements

     We entered into employment agreements with Mr. McKell and Mr. Holland, Horizon PCS' Chief Executive Officer and Chief Financial Officer, respectively. The employment agreements provide for an annual base salary of $200,000 to Mr. McKell and $175,000 to Mr. Holland beginning in 2002. In addition to their base salary, Mr. McKell and Mr. Holland are eligible to receive an annual bonus up to 40% of their base salary. In addition, Mr. McKell and Mr. Holland are eligible to participate in all of our employee benefit plans.

     The employment agreements provide that Mr. McKell's or Mr. Holland's employment may be terminated with or without cause, as defined in the agreement. If either Mr. McKell or Mr. Holland is terminated without cause, he is entitled to receive 24 months of base salary, the vesting of all of his stock options on the date of termination and 24 months of health and dental benefits. Under the employment agreements, both Mr. McKell and Mr. Holland have agreed to a restriction on their present and future employment. They have agreed not to compete in the business of wireless telecommunications either directly or indirectly within our markets while employed by us and for a period of twelve months after termination of employment.

Compensation Committee Interlocks and Insider Participation

     For the year ended December 31, 2001, the entire board of directors of Horizon Personal Communications, Inc. determined executive compensation. None of our executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of our voting securities, as of December 31, 2001, by:

     o each person who, to our knowledge, is the beneficial owner of 5% or more of a class of our outstanding common stock;

     o    each of our directors;

     o    each of the executive officers; and

     o    all executive officers and directors as a group.

     Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act. A person is deemed to be the beneficial owner of any shares of common stock if that person has or shares voting power or investment power with respect to the common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

                                             class A                    class B
                                          Common Stock               Common Stock         Percentage of Total Voting
Name and Address                      Number        Percent      Number        Percent     Power (All Classes)(2)
----------------                   ------------  ------------ ------------  ------------  ---------------------------
Horizon Telcom (1)................          --         --      53,806,200       92.0%             87.8%
Apollo Management VI, L.P. (3)....  22,863,502       80.8%             --         --               3.7%
Ares Management II L.P. (4).......   2,604,468        9.2%             --         --                 *
First Union (5)...................   2,838,230       10.0%             --         --                 *
William A. McKell (6).............          --         --         706,206        1.2%              1.1%
Peter M. Holland (6)..............          --         --         706,206        1.2%              1.1%
Joseph E. Corbin (6)..............          --         --         117,701          *                 *
Joseph J. Watson (6)..............          --         --         117,701          *                 *
Monesa S. Skocik (6)..............          --         --         117,701          *                 *
Thomas McKell (7).................          --         --      53,806,200       92.0%             87.8%
Phoebe H. McKell (6)..............          --         --          33,629          *                 *
Lonnie D. Pedersen (8)............          --         --       1,519,907        2.6%              2.5%
Robert A. Katz (9)................          --         --              --         --                --
Eric L. Zinterhofer (9)...........          --         --              --         --                --
All Executive Officers and
  Directors as a Group (10
  persons)(9)(10).................          --         --      57,125,251       94.8%             90.5%

----------
* Less than one percent.

(1) The address for Horizon Telcom and each executive officer and director is 68 E. Main Street, Chillicothe, Ohio, 45601-0480.
(2)  Holders  of class A common  stock  are  entitled  to one vote per share and holders of class B common stock are entitled to ten votes per share. Holders of both classes of common stock will vote together as a single class on all matters presented for a vote, except as otherwise required by law. Each share of class B common stock is convertible into one share of class A common stock.
(3) Represents 22,863,502 shares of common stock issuable upon the conversion of the convertible preferred stock. Assuming conversion of all the convertible preferred stock held by the Apollo stockholders, the shares of common stock would consist of 21,660,884 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., and 1,202,618 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P. Apollo Management IV, L.P. manages these two Apollo funds. The holders of the convertible preferred stock are entitled to one vote per share of convertible preferred stock. Messrs. Katz and Zinterhofer, directors of Horizon PCS and associated with Apollo Advisers IV, L.P., disclaim beneficial ownership of the shares held by the Apollo stockholders. The managing general partner of the Apollo funds is Apollo Advisors, a Delaware limited partnership, the general partner of which is Apollo Capital Management, Inc., a Delaware corporation. The address for the Apollo stockholders is 1301 Avenue of the Americas, 38th Floor, New York, New York, 10019.

(4) Includes 2,579,468 shares of common stock issuable upon the conversion of the convertible preferred stock. Assuming conversion of all the convertible preferred stock held by the Ares stockholders, the shares of common stock would consist of 1,289,734 shares of common stock beneficially owned by Ares Leveraged Investment Fund, L.P., and 1,289,734 shares of common stock beneficially owned by Ares Leveraged Investment Fund II, L.P. The holders of the convertible preferred stock are entitled to one vote per share of convertible preferred stock. The managing general partner of the Ares funds is Ares Management II, L.P., a Delaware corporation, which together with its affiliate investment manager, serves as investment manager of the Ares funds. Also includes warrants to purchase 12,500 shares held by each of these two funds which are not exercisable within 60 days of the date of this Annual Report on Form 10-K. The address for the Ares stockholders is 1999 Avenue of the Stars, Suite 1900, Los Angeles, California, 90067.
(5) Includes 2,829,200 shares issuable upon the assumed conversion of the convertible preferred stock and 9,030 shares issuable upon the assumed exercise of warrants issued with the September 2000 discount notes. Each share of convertible preferred stock is convertible into one share of class A common stock and each warrant may be exercised at $5.88 per share of class A common stock. Each holder of convertible preferred stock is entitled to one vote per share. The address for First Union is 301 South College Street, Charlotte, North Carolina, 28288.
(6) Reflects shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K.
(7) Includes 53,806,200 shares held by Horizon Telcom. Thomas McKell is the President of Horizon Telcom, and shares voting and investment power with regard to these shares. Mr. McKell disclaims beneficial ownership of these shares.
(8) Includes 1,455,678 shares of class B common stock held by Telephone Service Company. Mr. Pedersen is the President of Telephone Service Company and shares voting and investment power with regard to these shares. Mr. Pedersen disclaims beneficial ownership of these shares.
(9) Does not include shares held by Apollo. Each of Messrs. Katz and Zinterhofer, directors of Horizon PCS and principals of Apollo Advisors, L.P., disclaims beneficial ownership of the securities held by Apollo.
(10) Includes 1,799,145 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K.

ITEM 13. Certain Relationships and Related Transactions

Service Agreements With Horizon Telcom Subsidiaries

     Horizon Personal Communications and Bright PCS, our subsidiaries, have entered into service agreements with Horizon Services, Inc. and a separate services agreement with Horizon Technology (formerly United Communications, Inc.). Horizon Services and Horizon Technology are both wholly-owned subsidiaries of Horizon Telcom.

     Under our agreement with Horizon Services, Horizon Services provides services to Horizon Personal Communications and Bright PCS including insurance functions, billing services, accounting services, computer access and other customer relations, human resources, and other administrative services that Horizon Personal Communications and Bright PCS would otherwise be required to undertake on their own. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. We have the right to terminate each agreement during its term by providing 90 days written notice to Horizon Services. Horizon Services may terminate the agreement prior to its expiration date only in the event that we breach our obligations under the services agreement and we do not cure the breach within 90 days after we receive written notice of breach from Horizon Services. Horizon Services is entitled to the following compensation from Horizon Personal Communications for services provided:

     o    direct labor charges at cost; and

     o expenses and costs which are directly attributable to the activities covered by the agreement on a direct allocation basis.

     The agreement provides that Horizon Services' obligations do not relieve Horizon Personal Communications of any of their rights and obligations to their customers and to regulatory authorities having jurisdiction over them. Additionally, Horizon Services, upon request, is required to provide Horizon Personal Communications with access to Horizon Services' records with respect to the provision of services, and Horizon Services is also required to provide regular reports to Horizon Personal Communications, as it may request. Horizon Services received compensation from Horizon Personal Communications of approximately $6.2 million, $4.4 million and $815,000 in the years ending December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, Horizon

Personal Communications, Inc. had a receivable from Horizon Services of approximately $101,000. As of December 31, 2001, Horizon Personal Communications, Inc. had a receivable from Horizon Telcom of approximately $484,000.

     Horizon Personal Communications, our subsidiary, entered into a services agreement with Horizon Technology, Inc., a wholly-owned subsidiary of Horizon Telcom. Under the services agreement, Horizon Personal Communications provided services to Horizon Technology including customer activation and deactivation, customer care support and other administrative services that Horizon Technology would otherwise have been required to undertake on its own. Under the agreement, Horizon Technology paid Horizon Personal Communications $4,000 each month of the term of the services agreement. This agreement was terminated in August 2001. Horizon Technology paid a total of $32,000 to the Company during 2001.

Sale of Assets to Affiliate

     On April 1, 2000, we transferred the assets and contractual rights that made up our Internet, long distance and other businesses unrelated to our PCS wireless operations to Horizon Technology, a subsidiary of Horizon Telcom, for a purchase price of approximately $708,000. Horizon Technology paid the purchase price by delivering a promissory note with an interest rate equal to the applicable Federal rate, which was 6.0%. The note was repaid in 2001.

Office Lease

     Horizon PCS leases its principal office space, the space for one of our retail locations and the space for certain equipment from The Chillicothe Telephone Company, a wholly-owned subsidiary of Horizon Telcom. Under the lease, Horizon PCS paid The Chillicothe Telephone Company $120,000, $97,500 and $22,300 in 2001, 2000 and 1999, respectively. We believe the lease was made on terms no less favorable to Horizon PCS than would have been obtained from a non-affiliated third party. The lease term expires in May 2005. Horizon PCS has the option to renew the lease for an additional two year period. The Company expects that the lease will be renewed.

Stock Dividend

     Prior to September 2000, we owned 46,988 shares of common stock of Horizon Telcom, representing approximately 12% of the total outstanding Horizon Telcom stock. In September 2000, we distributed 39,890 of these shares to the Horizon PCS stockholders as a dividend, retaining approximately 2% of the total outstanding Horizon Telcom stock. We made this distribution so that our existing stockholders could receive the full value of the distributed shares prior to the issuance of the convertible preferred stock. This distribution resulted in the recognition of a gain of $1.0 million. In April 2001, we distributed the remaining 2% of the Horizon Telcom stock that we owned to a group of officers and key employees in the form of a bonus. The officer group will include each of the named executive officers. See "ITEM 11. Executive Compensation."

Tax-Sharing Agreement

     In 1997, HPC entered into a tax-sharing agreement with Horizon Telcom. This agreement provides that Horizon Telcom and its subsidiaries will file a consolidated tax return as long as they are eligible to do so, and that HPC will be paid for the amount of its taxable net operating losses used by Horizon Telcom to offset taxable income. During 1999, HPC had taxable net operating losses of $16.5 million. For 2000, HPC had taxable net income of $18.6 million. For the years ended December 31, 2000 and 1999, Horizon Telcom paid an aggregate of $4.5 million and $5.2 million, respectively, to HPC under the agreement. Due to the sale of the convertible preferred stock in September 2000, the Company will no longer be included in the consolidated tax return of Horizon Telcom. This change in our tax status is referred to as a tax deconsolidation. The tax-sharing agreement provides that Horizon Telcom will indemnify Horizon PCS to the extent of any aggregate tax liability in excess of $11.5 million related to the tax deconsolidation and the dividend of the Horizon Telcom stock. For the year ended December 31, 2001 and 2000, the Company paid $338,000 and $5.2 million, respectively, to Horizon Telcom for taxes. As of December 31, 2001 and 2000, we had a receivable and a payable to Horizon Telcom of approximately $484,000 and $338,000, respectively, for Federal income taxes attributable primarily to the tax liability for the tax deconsolidation and the dividend of the Horizon Telcom stock offset by the utilization of net operating losses.

Policy Regarding Related Party Transactions

     We have established a policy that all future related party transactions (including transactions with Horizon Telcom and its affiliates) will be reviewed by the independent directors sitting on our audit committee. Our policy is that all related party transactions will be on terms no less favorable to Horizon PCS than a similar transaction with unrelated parties, and must be approved by a majority of the directors, including a majority of the disinterested directors.

     Horizon believes that the terms of the related party transactions disclosed above were as favorable as those generally available from unaffiliated third parties. Each transaction was approved by the entire board of directors of Horizon PCS. However, at those times our board did not include at least two "disinterested directors," as defined by the North American Securities Administrators Association, and therefor lacked the required directors to ratify the transactions under their policy on such related party transactions. The board of directors has adopted a policy that all future material affiliated transactions and loans will be made or entered into on terms that are not less favorable to Horizon than those that can be obtained from unaffiliated third parties. In addition, all future material affiliated transactions and any forgiveness of loans must be approved by Horizon's independent directors who have no interest in the transactions and who have access, at Horizon's expense, to Horizon's counsel.

Issuance of Convertible Preferred Stock

     In September 2000, an investor group led by Apollo Management purchased approximately $126.5 million of our convertible preferred stock in a private placement. Prior to the investment this group had no relationship with Horizon PCS. This investment consisted of 9.2 million shares of Series A Convertible Preferred Stock, with an issue price of $5.88 per share, and 14.3 million shares of Series A-1 Convertible Preferred Stock, with an issue price of $5.07 per share. The convertible preferred stock is convertible into shares of our class A common stock (on a share-for-share basis subject to anti-dilution adjustments) at any time by the holders thereof. The convertible preferred stock also is convertible automatically upon the occurrence of a public offering of our common stock with aggregate gross proceeds of at least $65.0 million in which we receive a per share price that exceeds 1.75 multiplied by the conversion price of the convertible preferred stock or the consummation of a business combination transaction that results in a change in control of the Company.

     Assuming full conversion of the convertible preferred stock outstanding at December 31, 2001, the investor group or its successors will beneficially own approximately 29.3% of our outstanding class A and class B common stock on a combined basis, based on the number of class A and class B common stock outstanding at December 31, 2001. This percentage represents approximately 4.2% of the combined voting power of our class A and class B common stock. These percentages do not give effect to the warrants to be issued to Sprint PCS, the warrants issued as part of the discount note offering and the options which have been granted under the 2000 stock option plan.

     Securities Purchase Agreement. The Securities Purchase Agreement between the investor group and us limits actions relating to our business, our capital stock and other aspects of our operations without the prior approval of the investor group. Among the types of actions that we cannot take are the following:

     o    the declaration or payment of dividends or distributions;

     o entering into business combination transactions, including mergers or consolidations;

     o amending the terms of our class B common stock or issue any new shares of our class B common stock, other than pursuant to the exercise of outstanding options;

     o engaging in any business other than the business we currently engage in;

     o entering into transactions with affiliates or making disallowed payments to related parties under existing services agreements;

     o acquiring or disposing of assets or a business with an aggregate value in excess of $5.0 million;

     o    adopting a new employee option or incentive plan;

     o issuing or selling shares of our capital stock or the capital stock of our subsidiaries, other than in a public offering of our class A common stock, pursuant to an employee benefit plan or in connection with mergers and acquisitions;

     o    increasing the size of our board of directors;

     o    incurring any indebtedness for borrowed money;

     o subject to fiduciary duties, retaining or terminating senior executive officers including the chief executive officer and the chief financial officer; and

     o making capital expenditures, unless permitted by the senior secured credit facility.

     If we have not completed either (i) a public offering of our class A common stock in which we receive at least $50.0 million or (ii) a merger or consolidation with a publicly listed company that has a market capitalization of at least $100.0 million, in each case by September 26, 2005, the investor group may request that we repurchase all of their shares of convertible preferred stock at fair market value, as determined by three investment banking institutions. If the investor group requests that we repurchase their convertible preferred stock and we decline, we will be required to auction Horizon PCS. If no bona fide offer is received upon an auction, the repurchase right of the investor group expires. If, however, a bona fide offer is received upon the auction, we must sell Horizon PCS or the dividend rate on the convertible preferred stock will increase from 7.5% to 18.0% and we will be required to re-auction the company annually until the convertible preferred stock is repurchased or the repurchase right expires. The secured credit facility and the senior notes prohibit us from repurchasing any convertible preferred stock.

     The approval rights of the investor group under the securities purchase agreement relating to its ownership of our convertible preferred stock will terminate upon the earlier to occur of (a) the closing of an underwritten public offering of our class A common stock in which we receive aggregate gross proceeds of at least $65.0 million and in which we receive a price per share that exceeds 1.75 multiplied by the conversion price of the convertible preferred stock (at which time the convertible preferred stock will convert into class A common stock), and (b) the date upon which no convertible preferred stock remains outstanding.

     Investors' Rights and Voting Agreement. In connection with the purchase and sale of our convertible preferred stock, we entered into an Investors' Rights and Voting Agreement with the investor group and Horizon Telcom. This agreement principally provides for the following:

     o rights in favor of the investor group allowing it to participate in sales of our capital stock by Horizon Telcom;

     o rights in favor of Horizon Telcom requiring the investor group to sell all of their shares of Horizon PCS stock if Horizon Telcom accepts an offer to sell all of its shares of Horizon PCS stock;

     o rights in favor of Horizon Telcom requiring the investor group to sell all of our capital stock owned by them if Horizon Telcom accepts an offer to sell all of our capital stock owned by Horizon Telcom to a non-affiliated purchaser;

     o as long as the investor group beneficially owns at least 5% of our fully diluted common stock, the right of the investor group to designate at least one member of our board of directors;

     o as long as the investor group beneficially owns at least 12.5% of our fully diluted common stock, the right of the investor group to designate up to two members of our board of directors; and

     o as long as the investor group beneficially owns at least 5% of our fully diluted common stock, the requirement that Horizon Telcom vote all of our capital stock owned by it to ensure that the size of our board of directors is set and remains at seven directors unless the designee members of the investor group of our board of directors agree to an increase in the size of our board of directors.

     Under  the  terms of this  agreement,  we  appointed  Robert  Katz and Eric
Zinterhofer as Apollo's designees to our board of directors. See "ITEM 10. Directors and Executive Officers of the Registrant."

     Registration rights agreement. We also entered into a registration rights agreement in connection with the purchase and sale of our convertible preferred stock in which we granted to holders of our convertible preferred stock the following registration rights:

     o demand registration rights that entitle them to require us to register, at our expense, the resale of their shares under the Securities Act; and

     o piggyback registration rights that entitle them to require us to include, at our expense, their shares in a registration of any of our equity securities for sale by us or by any of our other security holders, other than in connection with an initial public offering and other than pursuant to the registration of the warrants comprising part of the units or the warrants to be issued to Sprint PCS.

     Policy regarding preferred stock. All future issuances of preferred stock must be approved by a majority of Horizon's independent directors who do not have an interest in the transaction and who have access, at Horizon's expense, to Horizon's counsel.

Other Fees Paid To Stockholders

     An affiliate of Donaldson, Lufkin & Jenrette, now known as Credit Suisse First Boston, entered into an engagement letter with us in late July 2000 to act as placement agent for the placement of private equity. The commitment letter provided that the affiliate of Credit Suisse First Boston would be paid a fee upon the closing of our private equity offering. We paid the placement fee of $3.6 million on September 26, 2000. Credit Suisse First Boston and First Union Securities were also initial purchasers under our sale of units of warrants and senior discount notes in September 2000, for which they received approximately $5.2 million for performing these services. In September 2000, an affiliate of First Union Securities acted as sole lead arranger for our senior secured credit facility and received fees totaling $7.0 million for these services. Donaldson, Lufkin & Jenrette Securities Corporation, a predecessor of Credit Suisse First Boston, and First Union Securities also acted as the lead managers of our proposed initial public offering. In 2000, we entered into engagement letters with Credit Suisse First Boston and First Union Securities to act as our co-advisors in possible strategic transactions, for which they expected to receive fees customarily charged by investment bankers of international standing in similar transactions. We have paid a total of $450,000 in fees under this arrangement. Credit Suisse First Boston, First Union Securities and two other firms acted as initial purchasers under our sale of senior notes in December 2001, for which they received approximately $5.3 million for performing these services.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this annual report on Form 10-K:

     1. Financial Statements

     Report of Independent Public Accountants, Consolidated Balance Sheets as of December 31, 2001 and 2000, Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999, Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999, Consolidated Statements of the Changes in Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999, Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999, and Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

     3. Exhibits

     See the Index to Exhibits immediately preceding the exhibits filed with this Report.

     (b) Reports on Form 8-K

     On December 10, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under "Item 5--Other Events" disclosing we issued a press release announcing the completion of our private offering of notes.

     On November 28, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under "Item 5--Other Events" disclosing we entered into a Third Amendment to Credit Agreement and Waiver attached hereto as Exhibit 10.40. The amendment revises several definitions and financial covenants under the facility to provide for the Registrant's new Senior Notes.

     On November 27, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under "Item 9--Regulation FD Disclosure" disclosing we amended our senior secured credit facility, attached hereto as Exhibit 10.17, in connection with our private placement of notes. Pursuant to the amendment, the Company's operating subsidiaries will be permitted to make distributions to the Company to make regularly scheduled payments of interest on the notes. In addition, the restrictions on our ability to incur additional indebtedness were modified to permit the issuance of the notes. The Company also amended certain financial covenants under the senior secured credit facility.

     On November 27, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under "Item 5--Other Events" disclosing we issued a press release announcing our proposed private offering of $175 million of 13-3/4% senior notes due 2011.

     On November 14, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under "Item 9--Regulation FD Disclosure" disclosing we made a presentation at the UBS Global Telecom Conference.

     On November 12, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission that provided information under "Item 5--Other Events" disclosing we issued a press release announcing our financial results for the third quarter of fiscal year 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         HORIZON PCS, INC.

By:      /s/ WILLIAM A. MCKELL
         -------------------------------
         William A. McKell
         Chairman of the Board, President
         and Chief Executive Officer


Date:    March 3, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                             TITLE                              DATE

/s/ WILLIAM A. MCKELL               Chairman of the Board,                 February 28, 2002
-------------------------------     President, Chief Executive Officer
William A. McKell
(Principal Executive Officer)

/s/ PETER M. HOLLAND                Chief Financial Officer,               February 28, 2002
-------------------------------     Director
Peter M. Holland
(Principal Financial and
Accounting Officer)


/s/ THOMAS MCKELL                   Director                               February 28, 2002
-------------------------------
Thomas McKell


/s/ PHOEBE H. MCKELL                Director                               February 28, 2002
-------------------------------
Phoebe H. McKell


/s/ LONNIE D. PEDERSEN              Director                               February 28, 2002
-------------------------------
Lonnie D. Pedersen


/s/ ROBERT A. KATZ                  Director                               February 28, 2002
-------------------------------
Robert A. Katz


/s/ ERIC L. ZINTERHOFER             Director                               February 28, 2002
-------------------------------
Eric L. Zinterhofer


                                INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------
1.1* Purchase Agreement dated September 18, 2000 between Horizon PCS, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.
2.1**(1) Asset Purchase Agreement, dated May 19, 2000, by and between Sprint PCS, Inc. and Horizon Personal Communications, Inc.
2.2**(1) Contribution and Exchange Agreement, as amended, dated May 4, 2000, by and among Horizon Personal Communications, Inc., Horizon Telcom, Inc., the Registrant and those persons listed on the attachment to the Contribution and Exchange Agreement.
3.1**     Amended and Restated of Certificate of Incorporation of Horizon PCS.
3.2**     Bylaws of Horizon PCS.
4.1**     Specimen Common Stock Certificate.
4.2* Indenture dated as of September 26, 2000 between Horizon PCS, Inc. , Horizon Personal Communications, Inc., Bright Personal Communications, Inc. and Wells Fargo Bank Minnesota, National Association.
4.3* A/B Exchange Registration Rights Agreement made as of September 26, 2000 by and among Horizon PCS, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.
4.4*      Form of Registered Note (included in Exhibit 4.2).
4.5*      Note Guarantee of Horizon Personal Communications, Inc.
4.6*      Note Guarantee of Bright Personal Communications Services, LLC
10.1* Form of Employment Agreement, dated September 26, 2000, by and between Registrant and William A. McKell.
10.2* Form of Employment Agreement, dated September 26, 2000, by and between Registrant and Peter M. Holland.
10.3**+ Sprint PCS Management Agreement between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc., dated June 8, 1998.
10.3.1** Letter Agreement, dated July 3, 2000, between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc.
10.3.2 Addendum VI to Sprint PCS Management Agreement between the Registrant and Sprint PCS, Inc. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24, 2001).
10.3.3+ Addendum V to Sprint PCS Management Agreement between the Registrant and Sprint PCS, Inc. (incorporated herein by reference to Exhibit
          10.3.1 to the Registration Statement on Form 10/A of Horizon Telcom, Inc. (File No. 000-32617)).
10.4**+ Sprint PCS Services Agreement between Sprint Spectrum L.P. and Horizon Personal Communications, Inc., dated June 8, 1998.
10.5** Sprint Trademark and Service Mark License Agreement between Sprint Communications Company, L.P. and Horizon Personal Communications, Inc., dated June 8, 1998.
10.6** Sprint Spectrum Trademark and Service Mark License Agreement between Sprint Spectrum L.P. and Horizon Personal Communications, Inc., dated June 8, 1998.
10.7**+ Sprint PCS Management Agreement between Wirelessco, L.P., SprintCom, Inc., Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.
10.8**+ Sprint PCS Services Agreement between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.
10.9** Sprint Trademark and Service Mark License Agreement between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.
10.10** Sprint Spectrum Trademark and Service Mark License Agreement between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC, dated October 13, 1999.

10.18** Registration Rights Agreement, dated June 27, 2000, by and among the Registrant and those persons listed on the attachment to the Contribution and Exchange Agreement.
10.19**+ Network Services Agreement by and between West Virginia PCS Alliance, L.C., Virginia PCS Alliance, L.C. and Horizon Personal Communications, Inc., dated August 12, 1999.
10.19.1+ Amendment to Network Services Agreement by and among the Registrant, West Virginia PCS Alliance, L.C. and Virginia PCS Alliance, L.C. (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 24, 2001).
10.21+ PCS CDMA Product Supply Contract by and between Motorola, Inc. and Horizon Personal Communications, Inc.
10.23** 13% Senior Subordinated Promissory Note from Horizon Personal Communications, Inc. to First Union Investors, Inc., dated February 15, 2000.
10.24** Conversion Agreement, by and between Horizon Personal Communications and First Union Investors, Inc., dated February 15, 2000.
10.25**   Form of Horizon PCS, Inc. 2000 Stock Option Plan.
10.26**+ Site Development Agreement by and between Horizon Personal Communications, Inc. and SBA Towers, Inc., dated August 17, 1999.
10.27**+ Master Site Agreement by and between SBA Towers, Inc. and Horizon Personal Communications, Inc., dated July 1999.
10.28**+ Master Design Build Agreement by and between Horizon Personal Communications, Inc. and SBA Towers, Inc., dated August 17, 1999.
10.29**+ Master Site Agreement by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC, dated October 1, 1999.
10.30**+ Master Design Build Agreement by and between Bright Personal Communications Services, LLC and SBA Towers, Inc., dated October 1, 1999.
10.31** Services Agreement, dated May 1, 2000, between Horizon Personal Communication, Inc. and Horizon Services, Inc.
10.32** Lease Agreement, dated May 1, 2000 between Chillicothe Telephone Company and Horizon Personal Communications, Inc.
10.33** Services Agreement, dated May 1, 2000 between Horizon Personal Communications, Inc. and United Communications, Inc.
10.34**   Form of Indemnification Agreement.
10.35** Amended and Restated Tax Allocation Agreement dated May 1, 2000 by and among Horizon Telcom, Inc., Chillicothe Telephone Company, Horizon Personal Communications, Inc., United Communications, Inc., Horizon Services, Inc., and Horizon PCS, Inc.
10.35.1* First Amendment to the Amended and Restated Tax Allocation Agreement dated as of September 26, 2000 by and among Horizon Telcom, Inc., Chillicothe Telephone Company, Horizon Personal Communications, Inc., United Communications, Inc., Horizon Services, Inc., and Horizon PCS, Inc.
10.37* Securities Purchase Agreement dated September 26, 2000 by and among Horizon PCS, Inc. Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and First Union Capital Partners, LLC.
10.38* Investors Rights and Voting Agreement dated September 26, 2000 by and among Horizon PCS, Inc. Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and First Union Capital Partners, LLC.
10.39* Registration Rights Agreement dated September 26, 2000 by and among Horizon PCS, Inc. Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P., Ares Leveraged Investment Fund II, L.P. and First Union Capital Partners, LLC.

10.40* Credit Agreement, dated as of September 26, 2000, by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to this Agreement, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent.
10.40.1** First Amendment to Credit  Agreement and Assignment dated November 20,
          2000, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative agent,
          Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent.
10.40.2 Second Amendment to Credit Agreement and Assignment, dated June 29, 2001, by and among Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, Existing Lenders, New Lenders, First Union National Bank, as Administrative Agent,
          Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger, and Fortis Capital Corp., as Documentation Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on July 3, 2001).
10.40.3 Third Amendment to Credit Agreement and Waiver dated as of November 26, 2001 by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to the Agreement, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent
          (incorporated by reference to Exhibit 10.40.3 filed with the Registrant's Current Report on Form 8-K filed on November 28, 2001).
10.41* Warrant Agreement dated as of September 26, 2000 between Horizon PCS, Inc. and Wells Fargo Bank Minnesota, National Association.
10.42* Warrant Registration Rights Agreement made as of September 26, 2000 by and among Horizon PCS, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation and First Union Securities, Inc.
10.43* Pledge and Escrow Agreement dated December 7, 2001 by and among Horizon PCS, Inc., Bright Personal Communications Services, LLC, Wells Fargo and Minnesota, National Association, as Escrow Agent.
10.44*    Registration  Rights  Agreement  dated  December  7, 2001 by and among
          Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, and Credit Suisse First Boston Corporation, First Union Securities, Inc., Bear, Stearns & Co., Inc. and Lehman Brothers, Inc.
10.45* Indenture dated December 7, 2001 by and among Horizon PCS, Inc., as Issuer, Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, as Guarantors, and Wells Fargo Bank Minnesota, National Association, as Trustee.
10.46* Purchase Agreement dated December 4, 2001 between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, and Credit Suisse First Boston Corporation, First Union Securities, Inc., Bear, Stearns & Co., Inc., Lehman Brothers, Inc.
21.1**    Subsidiaries of Horizon.



* Incorporated by reference to the same exhibit number previously filed with the Registration Statement on Form S-1 of the Registrant (File No. 333-51240).
** Incorporated by reference to the same exhibit number previously filed with the Registration Statement on Form S-1 of the Registrant (File No. 333-37516).
(1) In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the commission upon request.
+ The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

                                HORIZON PCS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Page

Report of Independent Public Accountants............................................       F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000........................       F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..................................................       F-5

Consolidated Statements of Comprehensive Income (Loss)
  for the Years Ended December 31, 2001, 2000 and 1999..............................       F-6

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2001, 2000 and 1999..............................       F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..................................................       F-8

Notes to Consolidated Financial Statements, as of December 31, 2001 and 2000,
  and for the Years Ended December 31, 2001, 2000 and 1999..........................      F-10

Financial Statement Schedule - Valuation and Qualifying Accounts....................      F-31


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Horizon PCS, Inc.:

     We have audited the accompanying consolidated balance sheets of Horizon PCS, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon PCS, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                           ARTHUR ANDERSEN LLP

Columbus, Ohio
February 12, 2002

HORIZON PCS, INC.

Consolidated Balance Sheets
As of December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                 December 31,      December 31,
                                                                                     2001              2000
                                                                               ----------------  ----------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents................................................... $   123,775,562   $   191,417,394
  Restricted cash.............................................................      24,597,222                --
  Accounts receivable-- subscriber, less allowance for
    doubtful accounts of approximately $1,804,000 and $901,000 at
    December 31, 2001 and 2000, respectively..................................      14,293,771         3,259,634
  Receivable from affiliate...................................................         100,437           741,453
  Receivable from Parent......................................................         483,785                --
  Equipment inventory.........................................................       3,845,433         3,850,335
  Investments.................................................................              --         2,895,646
  Interest receivable and other current assets................................         840,970         4,573,042
                                                                               ----------------  ----------------
        Total current assets..................................................     167,937,180       206,737,504
                                                                               ----------------  ----------------

OTHER ASSETS:
  Restricted cash.............................................................      24,062,500                --
  Investment in Parent........................................................              --         1,120,262
  Intangible asset-- Sprint PCS licenses, net of amortization.................      42,840,534        45,299,867
  Goodwill, net of amortization...............................................       7,191,180         7,580,067
  Unamortized debt issuance costs and other assets............................      24,438,992        14,855,469
                                                                               ----------------  ----------------
        Total other assets....................................................      98,533,206        68,855,665
                                                                               ----------------  ----------------

PROPERTY AND EQUIPMENT, NET                                                        214,867,858       109,701,845
                                                                               ----------------  ----------------

            Total assets...................................................... $   481,338,244   $   385,295,014
                                                                               ================  ================


(Continued on next page)

HORIZON PCS, INC.

As of December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                 December 31,      December 31,
                                                                                     2001              2000
                                                                               ----------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................................ $     9,500,931   $    12,065,021
  Accrued liabilities.........................................................      27,527,462        24,722,200
  Payable to Sprint PCS.......................................................      10,244,529         4,959,128
  Deferred service revenue....................................................       3,712,734         1,015,701
  Payable to Parent...........................................................              --           427,747
  Payable to affiliate........................................................              --         1,114,727
                                                                               ----------------  ----------------
        Total current liabilities.............................................      50,985,656        44,304,524
                                                                               ----------------  ----------------

OTHER LONG-TERM LIABILITIES:
  Long-term debt..............................................................     384,055,643       185,283,104
  Payable to affiliates.......................................................              --           192,334
  Other long-term liabilities.................................................       2,195,355         1,015,802
  Deferred income.............................................................      10,719,888         7,504,268
                                                                               ----------------  ----------------
        Total other long-term liabilities.....................................     396,970,886       193,995,508
                                                                               ----------------  ----------------
          Total liabilities...................................................     447,956,542       238,300,032
                                                                               ----------------  ----------------

COMMITMENTS AND CONTINGENCIES (Note 12)

CONVERTIBLE PREFERRED STOCK...................................................     145,349,043       134,421,881

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 10,000,000 shares authorized, none issued
    or outstanding, at $0.0001 par value......................................              --                --
  Common stock-- class A, 300,000,000 shares authorized,
    26,646 issued and outstanding in 2001, at $0.0001 par value...............               3                --
  Common stock-- class B, 75,000,000 shares authorized,
    58,458,354 issued and 58,445,288 outstanding in 2001; 58,485,000
    issued and 58,471,934 outstanding in 2000, at $0.0001 par value...........           5,846             5,849
  Treasury stock-- class B, 13,066 shares, at $8.50 per share.................        (111,061)         (111,061)
  Accumulated other comprehensive income (loss)...............................        (837,851)               --
  Additional paid-in capital..................................................      91,852,117        91,852,117
  Deferred stock option compensation..........................................      (1,566,496)       (2,275,444)
  Retained deficit............................................................    (201,309,899)      (76,898,360)
                                                                               ----------------  ----------------
          Total stockholders' equity (deficit)................................    (111,967,341)       12,573,101
                                                                               ----------------  ----------------
            Total liabilities and stockholders' equity (deficit).............. $   481,338,244   $   385,295,014
                                                                               ================  ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON PCS, INC.

Consolidated Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                                  2001               2000               1999
                                                            ----------------   ----------------   ----------------
OPERATING REVENUES:
  Subscriber revenues...................................    $     77,657,971   $     17,724,816   $      3,664,530
  Roaming revenues......................................          38,540,276          8,408,102            641,962
  Equipment revenues....................................           7,105,457          3,061,021            600,451
                                                            ----------------   ----------------   ----------------
         Total operating revenues.......................         123,303,704         29,193,939          4,906,943

OPERATING EXPENSES:
  Cost of service (exclusive of items shown below)......         100,515,780         27,452,382          8,203,598
  Cost of equipment.....................................          14,871,647          9,774,881          2,444,322
  Selling and marketing.................................          48,992,817         18,025,868          3,475,212
  General and administrative (exclusive of items shown
    below)..............................................          28,384,548         12,477,034          3,943,931
  Non-cash compensation.................................           1,433,848            490,202            291,345
  Depreciation and amortization.........................          18,518,948          6,134,458          2,684,644
                                                            ----------------   ----------------   ----------------
         Total operating expenses.......................         212,717,588         74,354,825         21,043,052
                                                            ----------------   ----------------   ----------------

OPERATING LOSS..........................................         (89,413,884)       (45,160,886)       (16,136,109)

Gain (Loss) on exchange of stock........................            (399,673)        11,550,866                 --
Gain (Loss) on disposal of PCS assets...................          (1,296,834)                --          1,387,718
Interest income and other, net..........................           5,062,780          4,803,820             52,421
Interest expense, net of capitalized interest...........         (27,434,076)       (10,317,473)        (1,529,157)
                                                            ----------------   ----------------   ----------------

LOSS ON CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE)
  BENEFIT...............................................        (113,481,687)       (39,123,673)       (16,225,127)

INCOME TAX (EXPENSE) BENEFIT............................                  --         (1,075,711)         5,275,125
                                                            ----------------   -----------------  ----------------

LOSS ON CONTINUING OPERATIONS...........................        (113,481,687)       (40,199,384)       (10,950,002)

DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of tax
    expense of $73,000 and $145,000 for the years
    ended December 31, 2000 and 1999, respectively......                  --            141,245            282,331
                                                            ----------------   ----------------   ----------------

LOSS BEFORE EXTRAORDINARY ITEM..........................        (113,481,687)       (40,058,139)       (10,667,671)

EXTRAORDINARY LOSS, NET OF TAX
  BENEFIT OF $262,000...................................                  --           (486,323)                --
                                                            ----------------   ----------------   ----------------

NET LOSS................................................        (113,481,687)       (40,544,462)       (10,667,671)

PREFERRED STOCK DIVIDEND................................         (10,929,852)        (2,782,048)                --
                                                            ----------------   ----------------   ----------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS...............    $   (124,411,539)  $    (43,326,510)  $    (10,667,671)
                                                            ================   ================   ================

Basic and diluted loss per share on continuing operations
  available to common stockholders......................    $          (2.13)  $          (0.76)  $          (0.20)
Basic and diluted income per share from discontinued
  operations............................................                  --                 --                 --
Basic and diluted loss per share from extraordinary item                  --              (0.01)                --
                                                            ----------------   ----------------   ----------------
Basic and diluted net loss per share available to common
  stockholders..........................................    $          (2.13)  $          (0.77)  $          (0.20)
                                                            =================  ================   ================
Weighted-average common shares outstanding..............          58,471,934         56,177,948         53,806,200
                                                            ================   ================   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON PCS, INC.

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                                   2001              2000                1999
                                                            ----------------   ----------------   ----------------

NET LOSS................................................    $   (113,481,687)  $    (40,544,462)  $    (10,667,671)

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized loss on hedging activities.............            (837,851)                --                 --
                                                            ----------------   ----------------   ----------------

COMPREHENSIVE INCOME (LOSS).............................    $   (114,319,538)  $    (40,544,462)  $    (10,667,671)
                                                            ================   ================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON PCS, INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                               Accumulated
                                   class A  class B                Other     Additional    Deferred                     Total
                         Preferred Common   Common   Treasury  Comprehensive   Paid-in   Stock Option     Retained   Stockholders'
                           Stock    Stock    Stock     Stock   Income (Loss)   Capital   Compensation     Deficit   Equity (Deficit)
                         --------- -------- -------- --------- ------------- ----------  ------------  ------------ -------------
Balance, December 31,
  1998..................   $ --     $ --    $5,381  $      --  $       --   $13,550,822   $       --  $(11,613,588) $  1,942,615
  Equity contribution...     --       --        --         --          --     6,270,422           --            --     6,270,422
  Deferred stock option
   compensation.........     --       --        --         --          --     2,095,068   (2,095,068)           --            --
  Stock option compen-
   sation expense.......     --       --        --         --          --            --      291,345            --       291,345
  Net loss..............     --       --        --         --          --            --           --   (10,667,671)  (10,667,671)
                         --------- -------- -------- --------- ------------- ----------  ------------  ------------ -------------
Balance, December 31,
  1999..................     --       --     5,381         --          --    21,916,312   (1,803,723)  (22,281,259)   (2,163,289)
                         --------- -------- -------- --------- ------------- ----------  ------------  ------------ -------------
  Equity contribution...     --       --        --         --          --     1,373,703           --            --     1,373,703
  Acquisition of Bright
   PCS..................     --       --       468         --          --    33,999,532           --            --    34,000,000
  Issuance of warrants..     --       --        --         --          --    33,600,647           --            --    33,600,647
  Acquisition of trea-
   sury stock...........     --       --        --   (111,061)         --            --           --            --      (111,061)
  Deferred stock option
    compensation........     --       --        --         --          --       961,923     (961,923)           --            --
  Stock option compen-
   sation expense.......     --       --        --         --          --            --      490,202            --       490,202
  Dividends.............     --       --        --         --          --            --           --    (7,033,773)   (7,033,773)
  Tax on dividend.......     --       --        --         --          --            --           --    (4,256,818)   (4,256,818)
  Net loss..............     --       --        --         --          --            --           --   (40,544,462)  (40,544,462)
  Preferred Dividend....     --       --        --         --          --            --           --    (2,782,048)   (2,782,048)
                         --------- -------- -------- --------- ------------- ----------  ------------  ------------ -------------
Balance, December 31,
  2000..................     --       --     5,849   (111,061)         --    91,852,117   (2,275,444)  (76,898,360)   12,573,101
                         --------- -------- -------- --------- ------------- ----------  ------------  ------------ -------------
  Stock option compen-
   sation expense.......     --       --        --         --          --            --      708,948            --       708,948
  Net loss..............     --       --        --         --          --            --           --  (113,481,687) (113,481,687)
  Other comprehensive
   income (loss)........     --       --        --         --    (837,851)           --           --            --      (837,851)
  Conversion of class B
   common stock.........     --        3        (3)        --          --            --           --            --            --
  Preferred dividend....     --       --        --         --          --            --           --   (10,929,852)  (10,929,852)
                         --------- -------- -------- --------- ------------- ----------  ------------  ------------ -------------
Balance, December 31,
  2001..................   $ --     $  3    $5,846  $(111,061)$  (837,851)  $91,852,117  $(1,566,496)$(201,309,899)$(111,967,341)
                         ========= ======== ======== ========= ============= ==========  ============  ============ =============

                   The accompanying notes are an integral part of these consolidated financial statements.

HORIZON PCS, INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                         2001               2000             1999
                                                                   ----------------   ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................         $  (113,481,687)   $   (40,544,462) $   (10,667,671)
                                                                   ----------------   ---------------- ----------------
Adjustments to reconcile net loss to net cash used in
  operating activities, net of effect of acquisition:
  Depreciation and amortization...........................              18,518,948          6,189,073        2,911,258
  Extraordinary loss......................................                      --            486,323               --
  Deferred Federal income taxes...........................                      --                 --         (739,016)
  Non-cash compensation expense...........................               1,433,848            490,202          291,345
  Non-cash interest expense...............................              19,344,515          5,635,498               --
  Non-cash loss (gain) on exchange of stock...............                 399,673        (11,550,866)              --
  Allowance for doubtful accounts.........................               6,409,561          1,407,028          487,595
  Loss on hedging activities..............................                 176,322                 --               --
  Loss (Gain) on disposal of PCS assets and property and
   equipment..............................................               1,296,834                 --       (1,387,718)
  Change in:
    Accounts receivable...................................             (17,443,698)        (6,075,589)        (701,923)
    Equipment inventory...................................                   4,902         (1,712,998)      (1,253,208)
    Interest receivable and other.........................               3,732,072         (2,316,514)         (39,416)
    Deferred income.......................................               3,215,620          7,293,281               --
    Accounts payable......................................              (2,564,090)         8,916,376        1,707,749
    Accrued liabilities and deferred service revenue......              10,787,696         23,523,951          164,264
  Change in receivable/payable from affiliates and Parent.              (1,577,577)         2,837,997        4,857,543
  Change in other assets and liabilities, net.............              (3,118,592)          (167,593)         181,812
                                                                   ----------------   ---------------- ----------------
     Total adjustments....................................              40,616,034         34,956,169        6,480,285
                                                                   ----------------   ---------------- ----------------
         Net cash used in operating activities............             (72,865,653)        (5,588,293)      (4,187,386)
                                                                   ----------------   ---------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...............................            (116,574,323)       (83,629,782)      (6,253,133)
  Increase in restricted cash.............................             (48,659,722)                --               --
  Proceeds from redemption of RTFC capital certificates...               2,895,646                 --               --
  Investment in Parent....................................                      --        (11,835,000)              --
  Investment in joint venture.............................                      --         (1,032,000)      (2,068,000)
  Proceeds from the sale of property and equipment........                      --            734,000        4,800,000
  Dividends received......................................                  (4,311)          (160,923)              --
  Cash acquired in acquisition of Bright PCS..............                      --          4,926,803               --
  Equity loss in investments, net.........................                      --             28,555               --
                                                                   ----------------   ---------------- ----------------
         Net cash used in investing activities............            (162,342,710)       (90,968,347)      (3,521,133)
                                                                   ----------------   ---------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Convertible preferred stock.............................                      --        126,500,000               --
  Cash dividends paid.....................................                      --            (18,309)              --
  Capital contributions...................................                      --          1,373,703        3,742,647
  Stock issuance costs....................................                      --         (9,161,242)              --
  Deferred financing fees.................................              (7,433,469)       (15,410,327)              --
  Intercompany advances (repayments) to Parent............                      --         (3,927,545)       1,827,517
  Notes payable - borrowings, net of repayments...........             175,000,000        188,470,948        2,258,646
                                                                   ----------------   ---------------- ----------------
         Net cash provided by financing activities........             167,566,531        287,827,228        7,828,810
                                                                   ----------------   ---------------- ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......             (67,641,832)       191,270,588          120,291
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............             191,417,394            146,806           26,515
                                                                   ----------------   ---------------- ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR....................         $   123,775,562    $   191,417,394  $       146,806
                                                                   ----------------   ---------------- ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of amounts capitalized....................         $     6,571,184    $     2,579,986  $     1,529,631
  Income taxes............................................                 338,141          5,174,949               --



(Continued on next page)

HORIZON PCS, INC.

For the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 2001, the Company paid $11,775,917 of dividends on convertible preferred stock. The dividends were paid in additional shares of convertible preferred stock. During 2001 and 2000, the Company accrued $1,935,983 and $2,782,048, respectively, to be paid in 2002 and 2001, respectively.

     The purchase of Horizon Telcom, Inc. (the "Parent") common stock in 2000 (Note 5) was financed through a $13,000,000, one year, unsecured 13% senior subordinated promissory note to a third party lender. The lender converted 100% of the outstanding principal and unpaid interest into the Company's convertible preferred stock valued at $14,066,611 (Note 13).

     The proceeds from the issuance of the discount notes in 2000 have been allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) has been allocated to additional paid-in capital (Note 9).

     During 2000, the Company agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of class A common stock, valued at approximately $13,356,000, in exchange for the right to service PCS markets in additional areas. The warrants will be issued to Sprint at the earlier of an initial public offering of the Company's common stock or July 31, 2003 (Note 15).

     During 1999, the Company received approximately $2,528,000 of net property from Horizon Telcom, Inc., which was recorded as a capital contribution.

     During 1999, the Company had outstanding notes payable totaling $1,032,000 related to the investment in joint venture.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - Organization

     On April 26, 2000, Horizon Telcom, Inc. (the "Parent") formed Horizon PCS, Inc. (the "Company" or "HPCS"). On June 27, 2000, Horizon Telcom, Inc. transferred its 100% ownership of Horizon Personal Communications, Inc. ("HPC") to HPCS in exchange for 53,806,200 shares of stock of HPCS (as adjusted for the 1.1697-for-one stock split in the form of a stock dividend effective on September 8, 2000). This transfer was accounted for as a reorganization of companies under common control in a manner similar to pooling-of-interests in the consolidated financial statements. Accordingly, the reorganization and the adjusted number of shares outstanding have been reflected retroactively and the prior financial statements of Horizon Personal Communications, Inc. are presented as those of HPCS. HPC will continue to exist and conduct business as a wholly-owned subsidiary of the Company.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including HPC and Bright Personal Communications Services, LLC ("Bright PCS"), from the date of its acquisition in June 2000. All material intercompany transactions and balances have been eliminated.

NOTE 2 - Business Operations

     The Company primarily provides wireless personal communications services ("PCS") as an affiliate of Sprint PCS. At December 31, 2001, approximately 194,100 Sprint PCS subscribers were in the Company's territory.

     In October 1996, the Federal Communications Commission ("FCC") conditionally granted the Company licenses to provide personal communications services in various parts of Ohio, West Virginia and Kentucky (a total of five licenses). The FCC financed the licenses. According to FCC rules, the licenses were conditional upon the full and timely payment of the licenses' cost. The licenses were subject to a requirement that the Company construct and operate facilities that offer coverage to a defined population within the relevant license areas within a defined period. The Company began the engineering and design phase in 1996 and began the construction of the personal communications network in early 1997. The Company began providing personal communications services in August 1997.

     In 1997, the FCC offered four options to certain PCS license holders to change the payment terms of the FCC financed debt. These options were:
continuing with the current installment plan (status quo); return half of the spectrum from any or all of the licenses in exchange for a proportionate reduction in debt (disaggregation); turning in all licenses in exchange for total debt forgiveness (amnesty); or prepay for as many licenses as the Company can afford at face value while returning other licenses in exchange for debt forgiveness (prepayment).

     During 1998, the Company elected to return all of the spectrum from four licenses and half of the spectrum from the fifth license. In connection with the return of the spectrum, the Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998. These agreements provide the Company with the exclusive right to build, own and manage a wireless voice and data services network in certain markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee and Maryland under the Sprint PCS brand. HPCS is required to build-out the wireless network according to Sprint PCS specifications. The term of the agreements is 20 years with three successive 10-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee (Note 3) did not commence until HPCS converted to a fully branded Sprint PCS affiliate in October 1999. The management agreements included indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 2 - Business Operations (Continued)

     In May 2000, the Company expanded its management agreement with Sprint PCS. This allows the Company to have the exclusive right to build, own and manage a wireless voice and data services network in markets located in Pennsylvania, New York, Ohio and New Jersey.

     The Sprint PCS agreements require the Company to interface with the Sprint PCS wireless network by building the Company's network to operate on PCS frequencies licensed to Sprint PCS in the 1900 MHz range. Under the Sprint PCS agreements, HPCS has agreed to:

     o construct and manage a network in HPCS' territory in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS products and services;

     o    conduct advertising and promotion activities in HPCS' territory; and

     o manage that portion of Sprint PCS' customer base assigned to HPCS' territory.

     The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. The Company has agreed to operate its network to provide for a seamless handoff of a call initiated in its territory to a neighboring Sprint PCS network. The Sprint PCS management agreements require the Company to complete specified portions of its markets by specified dates.

     The Company must comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint PCS meets these requirements.

     A failure to meet the build-out requirements for any of HPCS' or Bright PCS' markets, or to meet Sprint PCS' technical requirements, would constitute a breach of the Sprint PCS agreements that could lead to their termination if not cured within a cure period of 30 to 180 days, depending on the nature of the breach. If Sprint PCS terminates these agreements, the Company will no longer be able to offer Sprint PCS products and services. Additionally, Sprint PCS may purchase the Company's operating assets or capital stock for 72% of the "Entire Business Value", as defined in the management agreements. The Company is in compliance with these agreements, or has obtained appropriate waivers from Sprint PCS as of December 31, 2001.

NOTE 3 - Summary of Significant Accounting Policies

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, demand deposits, money market accounts and investments in commercial paper with original maturities of three months or less.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Restricted Cash

     In connection with the Company's December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 9), approximately $48,660,000 of the offering's proceeds was placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. The first two interest payments have been classified as short-term. The funds are invested in a government security money market account. Interest earned on the escrow funds totaled $69,000 in 2001.

Equipment Inventory

     Equipment   inventory   consists  of  handsets  and  related   accessories.
Inventories are carried at the lower of cost (determined by the weighted average method) or market (replacement cost).

Property and Equipment

     Property and equipment, including improvements that extend useful lives, are stated at original cost (Note 6), while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll-related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." The Company capitalized interest of approximately $6,579,000, $1,476,000 and $21,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. At December 31, 2001 and 2000, the Company had no impaired assets.

Depreciation and Amortization of Property and Equipment

     The Company provides for depreciation and amortization of property and equipment under the straight-line method, based on the estimated service lives of the various classes of property. Estimated useful lives are as follows:

                                                        Years
                                                        -----
      Network Assets................................    5-15
      Switching Equipment............................    5-8
      Furniture, vehicles and office equipment.......    3-5

Debt Issuance Costs

     In connection with the issuance of long-term debt (Note 9), the Company has incurred approximately $21,761,000 in deferred financing costs through December 31, 2001, including approximately $7,433,000 during 2001. These debt issuance costs are amortized using the effective interest method over the term of the underlying obligation, ranging from eight to ten years. For the years ended December 31, 2001, 2000 and 1999, approximately $1,120,000, $690,000 and $5,000 of amortization of debt issuance costs, including subsequently retired financings, was included in interest expense.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense (Note 19).

     The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities". These statements established accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Pursuant to the derivative criteria established by SFAS No. 133, an item with exposure to variability in expected future cash flows that is attributable to a particular risk is considered a cash flow hedge. The exposure may be associated with an existing recognized asset or liability such as future interest payments on variable-rate debt.

Revenue Recognition

     The Company sells handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as subscriber revenue. The Company defers monthly service revenue billed in advance. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto the Company's network.

     The Company's accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers (36 months) that are assessed an activation fee. The Company recognized approximately $695,000 and $47,000 of both activation fee revenue and customer activation expense during 2001 and 2000, respectively, and had deferred approximately $3,809,000 and $393,000 of activation fee revenue and direct customer activation expense at December 31, 2001 and 2000, respectively, which is shown as a component of deferred income on the consolidated balance sheets.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in the Company's territory, is accrued as services are provided and remitted to Sprint PCS and recorded as cost of service. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in the Company's territory are not subject to the 8% affiliation fee. Expense related to the management fees charged under the agreement was approximately $5,923,000, $1,302,000 and $130,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

Advertising Costs

     Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising and promotional costs totaled approximately $10,345,000, $4,506,000 and $1,165,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

     The Company accounts for compensation cost associated with its stock compensation plans for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company applies SFAS No. 123 "Accounting for Stock Based Compensation" and related interpretations, for options granted to non-employees.

Deferred Income

     During 2001 and 2000, the Company received $740,000 and $7,220,000, respectively, of site bonuses from SBA, which constructs towers leased by the Company. The Company defers and amortizes the site bonus over the life of the respective lease. During 2001 and 2000, the Company recorded approximately $916,000 and $320,000, respectively, as a reduction to lease expense. Additionally, the Company has approximately $3,809,000 and $393,000 of deferred activation fee revenue at December 31, 2001 and 2000, respectively.

Federal Income Taxes

     The Company accounts for income taxes pursuant to the requirements of SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are adjusted for future changes in tax rates.

Concentration of Credit Risk

     The Company maintains cash and cash equivalents in an account with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The financial institution is one of the largest banks in the United States and management does not believe there is significant credit risk associated with deposits in excess of Federally insured amounts.

     Restricted cash is invested in short-term government money market funds. The Company does not believe there is significant credit risk associated with the funds as the underlying securities are issued by the U.S. Treasury Department.

     The Company maintains accounts with nationally recognized investment managers. Such deposits are not insured by the Federal Deposit Insurance
Corporation. Management does not believe there is significant credit risk associated with these uninsured deposits.

     Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable from subscribers. Management believes the risk is limited due to the number of customers comprising the Company's customer base and its geographic diversity.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Net Loss per Share

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted loss per share from continuing operations is computed by dividing loss on continuing operations, less preferred stock dividends, for each period by the weighted-average outstanding common shares. Basic and diluted net loss per share available to common stockholders is computed by dividing net loss available to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options (Note 16), the stock purchase warrants (Notes 9 and 15) and the convertible preferred stock (Note
13). These items will be included in the diluted earnings per share calculation when dilutive.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements will be adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of December 31, 2001, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS and recognized approximately $389,000 of amortization expense during 2001 (Note 4). The valuation of this goodwill will be subject to an impairment test at the date of adoption. The Company will complete the first step of the impairment test by June 30, 2002 and, if necessary, will complete the second step by December 31, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company will adopt SFAS No. 144 on January 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

NOTE 4 - Acquisitions

     During 1999 the Company entered into a joint venture agreement through the purchase of 25.6% of Bright Personal Communications Services, LLC ("Bright PCS"). The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide personal communications services in Ohio, Indiana and Michigan.

     On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS in exchange for approximately 8% of the Company's class B common stock (4,678,800 shares valued at approximately $34,000,000) and approximately 40% of the Horizon Telcom, Inc. common stock owned by HPC (31,912 shares valued at approximately $15,300,000) (Note 5). This acquisition was treated as a purchase for accounting purposes. The consolidated statements of operations include the results of Bright PCS from June 28, 2000.

     In conjunction with this transaction, the Company also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in Bright PCS' markets. The Company has recognized an intangible asset totaling approximately $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement. Amortization commenced in June 2000. Amortization expense for the years ended December 31, 2001 and 2000, was
$1,707,000 and $868,000, respectively. Accumulated amortization on the intangible asset was approximately $2,575,000 and $868,000 as of December 31, 2001 and 2000, respectively.

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill is being amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the years ended December 31, 2001 and 2000, was $389,000 and $198,000, respectively. Accumulated amortization of goodwill was approximately $587,000 and $198,000 at December 31, 2001 and 2000, respectively. The Company will adopt SFAS No. 142 on January 1, 2002. As a result of the adoption, goodwill amortization will cease as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise).

     The purchase price allocation of the fair value of assets acquired and liabilities assumed is summarized below:

                                                     Fair Value at
                                                     June 27, 2000
                                                     -------------
             Working capital........................  $  2,072,000
             Property and equipment.................     6,328,000
             Sprint PCS licenses....................    33,000,000
             Goodwill...............................     7,778,000
             Other assets...........................       122,000

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 4 - Acquisitions (Continued)

     The following unaudited pro forma summary presents the net revenues, net loss and loss per share from the combination of the Company and Bright PCS, as if the acquisition had occurred on January 1, 1999. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations of the combined enterprise:

                                                                 Year Ended December 31,
                                                                 2000              1999
                                                           ----------------  ---------------
       Net revenue......................................   $    27,278,629   $     4,428,240
       Net loss..........................................      (43,769,291)      (10,790,021)
       Basic and diluted net loss per share..............            (0.78)            (0.20)

     Prior to acquisition, Bright PCS had not commenced revenue-generating operations and was paying a management fee to its investor, HPCS. The management fee recognized by HPCS in the periods prior to the acquisition date is included in net revenue during 2000 and 1999. In the pro forma disclosure above, this management fee revenue is fully eliminated.

NOTE 5 - Investments

     In February 2000, the Company purchased 78,900 shares of common stock of its parent, Horizon Telcom, Inc. from the Parent's largest unaffiliated shareholder for approximately $11,835,000. This represented a 19.78% interest in Horizon Telcom, Inc. The Company exchanged 40% of the shares owned (31,912 shares) to the former members as consideration for the acquisition of Bright PCS (Note 4). This transaction resulted in a gain of approximately $10,513,000 and reduced the ownership in Horizon Telcom, Inc. to 11.78%.

     On September 26, 2000, the Company distributed 10% of its 11.78% ownership of Horizon Telcom, Inc. in the form of a dividend, payable pro rata to the shareholders of record on September 26, 2000. This transaction resulted in a gain of approximately $1,038,000, as part of the stock was distributed to owners other than the Parent.

     During 2001, the Company distributed its remaining 7,249 shares of Horizon Telcom, Inc. to employees of HPC as an award. As a result, the Company recorded non-cash compensation expense of approximately $725,000 and a non-operating loss of approximately $400,000 representing the reduced fair market value of the stock at the time of the transaction compared to the original holding value of the investment.

     As part of the term loan facility for the construction of the personal communications network (Note 9), the Company was required to purchase Rural Telephone Finance Cooperative's (RTFC, the lender) subordinated capital certificates with each draw on the loan. The balance of these certificates at December 31, 2000, was approximately $2,896,000. The certificates were redeemed in March 2001 for approximately $2,896,000 with no recognized gain or loss on the redemption.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 6 - Property and Equipment

    Property and equipment consists of the following at December 31:

                                                                               2001             2000
                                                                         ---------------  ---------------
     Network assets...................................................   $   134,257,789  $    52,242,148
     Switching equipment..............................................        35,253,986       14,053,810
     Furniture, vehicles and office equipment.........................        10,137,175        5,721,617
     Land.............................................................           966,689               --
                                                                         ---------------  ---------------
         Property and equipment in service, cost......................       180,615,639       72,017,575
     Accumulated depreciation.........................................       (22,478,698)      (9,259,862)
                                                                         ---------------  ---------------
             Property and equipment in service, net...................       158,136,941       62,757,713
     Construction work in progress....................................        56,730,917       46,944,132
                                                                         ---------------  ---------------
                 Total property and equipment, net....................   $   214,867,858  $   109,701,845
                                                                         ===============  ===============

     During 2001, the Company  retired  certain network assets and replaced them
with  equipment  required  to  upgrade  the  network.   As  a  result  of  these
retirements,   the  Company   recorded  a  loss  on  disposal  of  approximately
$1,297,000.

     During 1999, the Company sold certain PCS equipment, including ancillary equipment and base stations, to an unrelated third party. The sale resulted in a gain of approximately $1,388,000, which is included in the Company's consolidated statements of operations, and represents the excess of cash proceeds over the historical net book value of the assets sold.

NOTE 7 - Lines of Credit

     On September 26, 2000, the Company entered into a $95,000,000 line of credit that expires on September 30, 2008, as part of its senior secured credit facility agreement (Note 9). As of December 31, 2001, the Company had not borrowed on this line of credit. The Company pays an annual commitment fee of 1.375% of the unused line at the end of each quarter. The Company incurred approximately $1,324,000 and $306,000 for the line of credit commitment fee for the years ended December 31, 2001 and 2000, respectively.

     In May 2000, the Company entered into a $5,000,000 general corporate line of credit with a bank, the proceeds of which were used for financing of construction expenditures. Interest was at the bank's standard line of credit rate plus 100 basis points and was payable quarterly beginning in the first quarter after the initial advance. In September 2000, this line of credit was fully repaid and terminated with the proceeds from the financing described in
Note 9 below.

     In March 2000, the Company entered into a $5,000,000 interim revolving line of credit with a bank, the proceeds of which were used for general working capital purposes. Interest was at the bank's prevailing prime rate plus 150 basis points and was payable quarterly, beginning in the first quarter after the initial advance. In September 2000, this line of credit was fully repaid and terminated with the proceeds from the financing described in Note 9 below.

NOTE 8 - Short-Term Note Payable

     The Company's purchase of Horizon Telcom, Inc. common stock (Note 5) was financed through a $13,000,000, one year, unsecured 13% senior subordinated promissory note to a third party lender. The lender converted 100% of the outstanding principal and unpaid interest into the Company's convertible preferred stock on September 26, 2000, as part of the Company's financing activities (Note 9). The value converted into convertible preferred stock was $14,066,611 (Note 13).

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 9 - Long-Term Debt

     On December 7, 2001, the Company received $175,000,000 from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at an annual rate of 13.75%, with interest payments commencing June 15, 2002. Approximately $48,660,000 of the offering's proceeds was placed in an escrow account to fund the first four semi-annual interest payments. The senior notes may be redeemed at the Company's election on or after December 15, 2006, at redemption prices defined in the senior note agreement. Additionally, on or before December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the senior notes originally issued at a redemption price of 113.75%, plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption.

     On September 26, 2000, the Company received $149,680,050 from the issuance of $295,000,000 of unsecured senior discount notes due on October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005, at a rate of 14% compounded semi-annually. Cash interest on the notes will become payable on April 1 and October 1 of each year, beginning on April 1, 2006. The discount notes may be redeemed at the Company's election on or after October 1, 2005, at redemption prices defined in the discount note agreement. Additionally, on or before October 1, 2003, the Company may redeem up to 35% of the aggregate principal amount of the discount notes originally issued at a redemption price of 114%, plus accrued and unpaid interest to the date of redemption, with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption. The discount notes include warrants to purchase 3,805,500 shares of the Company's class A common stock at $5.88 per share. The warrants represent the right to purchase an aggregate of approximately 4.0% of the issued and outstanding common stock of the Company on a fully diluted basis, assuming the exercise of all outstanding options and warrants to purchase common stock and the conversion of the convertible preferred stock (Note 13) into shares of class A common stock. The proceeds from the issuance of the discount notes were allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) was allocated to additional paid-in capital. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years (equal to the term of the warrants) and a volatility of 95%.

     On September 26, 2000, and concurrent with the sale of the convertible preferred stock (Note 13) and the discount notes described above, the Company entered into a senior secured credit facility (the "secured credit facility") with a financial institution to provide an aggregate commitment, subject to certain conditions, of up to $250,000,000 (including a $95,000,000 line of credit described in Note 7, a $50,000,000 term note and a $105,000,000 term note) expiring on September 30, 2008. The secured credit facility bears interest at various floating rates, which approximate one to six month LIBOR rates plus 375 to 425 basis points (5.66% to 6.16% at December 31, 2001). The secured credit facility is collateralized by a perfected security interest in substantially all of the Company's tangible and intangible current and future assets, including an assignment of the Company's affiliation agreements with Sprint PCS and a pledge of all of the capital stock of the Company and its subsidiaries. At December 31, 2001, the outstanding balance on the secured credit facility was $50,000,000. The Company pays a commitment fee of 1.375% on the unused portion of the $250,000,000 note. The Company incurred a total of approximately $2,788,000 and $680,000 of commitment fee expense for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company is required, and expects, to draw on the $105,000,000 term note by March 26, 2002.

     In connection with the acquisition of Bright PCS, the Company assumed a ten-year secured term loan totaling $35,400,000. The note was collateralized by the equipment acquired. In September 2000, this note was fully repaid and terminated with the proceeds from the financing described above.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 9 - Long-Term Debt (Continued)

     In May 2000, the Company entered into a $40,500,000 term loan facility with a financial institution to purchase certain PCS equipment to construct the Company's personal communications network. Maximum advances on the note totaled $38,475,000. This loan was secured by equipment, collateral assignments of the Company's tower lease (Note 12) and pledges of HPC stock and ownership interests in Bright PCS. In September 2000, this note was fully repaid and terminated with the proceeds from the financing described above.

     In August 1997, the Company entered into a term loan facility with a financial institution to purchase certain equipment to construct the Company's personal communications network. The note was collateralized by the same equipment. The Parent had unconditionally guaranteed the debt and had pledged a security interest in all of the outstanding shares of the Company. In addition, certain obligations under this loan had been guaranteed by a third party vendor. In September 2000, this note was fully repaid and terminated with the proceeds from the financings described above.

     The components of long-term debt outstanding at December 31, 2001 and 2000, are as follows:

                                                      Interest Rate at
                                                     December 31, 2001           2001             2000
                                                     -----------------     ---------------  ---------------
          Senior notes.............................        13.75%          $   175,000,000  $            --
          Discount notes...........................        14.00%              159,055,643      135,283,104
          Secured credit facility..................        6.16%                50,000,000       50,000,000
                                                                           ---------------  ---------------
              Total long-term debt.................                        $   384,055,643  $   185,283,104
                                                                           ===============  ===============

     Scheduled maturities of long-term debt outstanding at December 31, 2001, are as follows:

                             Year                          Amount
                             ----                     ---------------
          2002..................................      $            --
          2003..................................                   --
          2004..................................              375,000
          2005..................................              500,000
          2006..................................              500,000
          Thereafter............................          518,625,000
                                                          -----------
            Total maturities of long-term debt..          520,000,000
          Less: Unaccreted interest portion of
            long-term debt......................         (135,944,357)
                                                         ------------
              Total long-term debt..............      $   384,055,643
                                                          ===========

     The senior notes, discount notes and secured credit facility contain various financial covenants. Among other restrictions, the most restrictive covenants relate to maximum capital expenditures, minimum EBITDA ("earnings before interest, taxes, depreciation and amortization") requirements, maximum financial leverage ratios and minimum revenues. There are also limitations on restricted payments, asset sales, additional debt incurrence and equity issuance. In June 2001 and December 2001, the Company amended its secured credit facility with the bank group. These modifications amended and restated certain financial covenants. The June 2001 amendment also increased the base interest rate by 25 basis points to LIBOR plus 375 to 425 basis points. As of December 31, 2001, the Company was in compliance with the amended covenants under each agreement.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 10 - Federal Income Taxes

     The Company's Federal income tax expense (benefit) consists of:

                                                               Year Ended December 31,
                                                        2001             2000             1999
                                                   -------------    --------------   -------------
       Continuing Operations:
         Current..............................     $            --  $    1,075,711   $  (4,536,109)
         Deferred.............................                  --              --        (739,016)
                                                   ---------------  --------------   -------------
                                                                --       1,075,711      (5,275,125)
       Discontinued Operations:
         Current..............................                  --          72,762         145,444
         Deferred.............................                  --              --              --
                                                   ---------------  --------------   -------------
                                                                            72,762         145,444
       Extraordinary Loss:
         Current..............................                  --        (261,863)             --
         Deferred.............................                  --              --              --
                                                   ---------------  --------------   -------------
                                                                --        (261,863)             --
                                                   ---------------  --------------   -------------
       Tax expense (benefit)..................     $            --  $      886,610   $  (5,129,681)
                                                   ===============  ==============   =============

     The effective income tax expense (benefit) from continuing operations varies from the statutory rate as follows:

                                                                      Year Ended December 31,
                                                              2001             2000            1999
                                                        ----------------  --------------  -------------
    Tax at statutory rate applied to pretax book
      loss from continuing operations...............    $   (38,583,774)  $  (13,693,286) $  (5,516,543)
    Increase (decrease) in tax from:
      Non-deductible goodwill amortization..........            444,227          302,968             --
      Tax on interest on warrants...................            695,627          177,210             --
      Non-deductible stock option compensation......            241,044          171,571             --
      Tax on excess loss account....................                 --       11,463,395             --
      Change in valuation allowance.................         37,163,536        2,484,155        237,519
      Tax on rate difference........................                 --          116,296             --
      Other, net....................................             39,340           53,402          3,899
                                                        ---------------   --------------  -------------
              Total tax expense (benefit) from
                continuing operations...............    $            --   $    1,075,711  $  (5,275,125)
                                                        ===============   ==============  =============

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 10 - Federal Income Taxes (Continued)

     Deferred  income  taxes  result  from  temporary  differences  between  the financial reporting and the tax basis amounts of existing assets and liabilities. The source of these differences and tax effect of each are as follows, as of December 31:

                                                                2001             2000            1999
                                                           --------------   --------------  -------------
    Deferred income tax assets:
      Deferred income-- site bonuses.....................  $   2,285,961    $   2,345,943   $          --
      Unrealized loss on hedging activity................        284,869               --              --
      Allowance for doubtful accounts....................        662,084           30,296         125,982
      Vacation...........................................        142,427          107,090          39,471
      Net operating loss carryforward....................     36,089,387               --         903,292
      Interest expense on high yield notes...............      9,523,013        1,880,148              --
      Personal Communication Services Licenses and
         start-up........................................             --          654,293         381,276
      Other..............................................        965,141          599,936         251,139
                                                           -------------    -------------   -------------
              Total deferred income tax assets...........  $  49,952,882    $   5,617,706   $   1,701,160
                                                           =============    =============   =============

    Deferred income tax liabilities:
      Property differences...............................  $  (7,469,716)   $  (2,413,137)  $  (1,211,132)
      Capitalized interest...............................     (2,723,264)        (581,953)             --
      Other..............................................       (172,667)              --        (252,509)
                                                           --------------   -------------   -------------
              Total deferred income tax liabilities......  $ (10,365,647)   $  (2,995,090)  $  (1,463,641)
                                                           =============    =============   =============
    Deferred income taxes, net...........................  $  39,587,235    $   2,622,616   $     237,519
    Less: valuation allowance............................    (39,587,235)      (2,622,616)       (237,519)
                                                           -------------    -------------   -------------
              Total deferred income taxes, net...........  $          --    $          --   $          --
                                                           =============    =============   =============

     Until September 26, 2000, HPCS was included in the consolidated Federal income tax return of the Horizon Telcom affiliated group. HPCS provided for Federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock, HPCS will not be able to participate in the tax-sharing agreement nor the filing of a consolidated Federal income tax return with the Horizon Telcom affiliated group. Thus, HPCS filed a separate Federal income tax return for the period after deconsolidation through December 31, 2000, and will file a separate return for all subsequent periods. Additionally, the Company would not have recorded a tax benefit of $5,129,681 in 1999 had it not been eligible to participate in the consolidated Federal income tax return of the Parent.

     HPCS recorded income tax expense of $886,610 for the year ended December 31, 2000. This expense was primarily a result of the recognition by HPCS of an excess loss account on the deconsolidation from the Horizon Telcom affiliated group, reduced by the benefit of net operating losses, and the increase in the valuation reserve.

     HPCS generated a tax of $4,256,818 on the stock dividend of 10% of Horizon Telcom stock held by HPCS to Horizon Telcom. The tax on the stock dividend was charged directly to equity and not recorded as income tax expense during 2000.

     The Company has generated net operating losses ("NOL") that may be used to offset future taxable income. Each year's NOL has a maximum carryforward period of twenty years. The Company's ability to use its NOL carryforwards is dependent on the future taxable income of the Company. At December 31, 2001, the Company has NOL carryforwards of approximately $106,145,256, expiring in 2021. The future tax benefit of these NOL carryforwards of $36,089,387 has been recorded as a deferred tax asset. As a result of the Company's operating losses and its deconsolidation from the Horizon Telcom affiliated group for tax purposes, the Company does not expect to record future tax benefits of operating losses until such time its operations become profitable and, accordingly, has recognized a full valuation allowance.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 11 - Other Postretirement Benefits

     Certain employees of the Company participate in the Parent's postretirement plan. The plan is maintained by the Parent and the Company is charged based on its employee participation in the plan. The Company applies the accounting and measurement practices prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and the disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which superceded the disclosure requirements of SFAS No. 106. As permitted by SFAS No. 106, the Company has elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption (the transition obligation) over a twenty-year period. The accrued benefit cost is included in other long-term liabilities in the accompanying consolidated balance sheets.

     The plan provides coverage of postretirement medical, prescription drug, telephone service and life insurance benefits to eligible retirees whose status, at retirement from active employment, qualifies for postretirement benefits. Coverage of postretirement benefits is also provided to totally and permanently disabled active employees whose status, at disablement, qualified for postretirement benefits as a retiree from active employment (retired disabled). Certain eligible retirees are required to contribute toward the cost of coverage under the postretirement health care and telephone service benefits plans. No contribution is required for coverage under the postretirement life insurance benefits plan. Unrecognized prior service cost is being amortized over 20 years.

     The funding status of the Company's participation in the postretirement benefit plan as of December 31, 2001 and 2000, is as follows:

                                                                           2001          2000
                                                                        ----------    ----------
                                                                             (in thousands)
                 Change in benefit obligation
                 Benefit obligation, beginning of year..............    $       90    $      207
                   Service cost.....................................           183            15
                    Interest cost...................................            17             5
                   Actuarial (gain) or loss.........................           167          (137)
                                                                        ----------    ----------
                 Benefit obligation, end of year....................    $      457    $       90
                                                                        ----------    ----------
                 Change in plan assets
                 Fair value of plan assets, beginning of
                   year.............................................            --            --
                   Employer contributions...........................            --            --
                   Benefits paid....................................            --            --
                                                                        ----------    ----------
                 Fair value of plan assets, end of year.............            --            --
                                                                        ----------    ----------
                 Funded status......................................          (457)          (90)
                 Unrecognized transition obligation.................            71            76
                 Unrecognized prior service cost....................            75            --
                 Unrecognized actuarial (gain) or loss..............            42          (127)
                                                                        ----------    -----------
                 Accrued benefit cost...............................    $     (269)   $     (141)
                                                                        ===========   ==========

                 Weighted-average assumptions at December 31:
                 Discount rate......................................         6.50%         7.75%


HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 11 - Other Postretirement Benefits (Continued)

     The assumed medical benefit cost trend rate used in measuring the accumulated postretirement benefit obligation for the under age 65 retirees and their spouses was 8.0% in 2001 and 7.0% in 2000 and 1999, declining gradually to 5% for all periods presented. For the over 65 retirees and their spouses, the assumed medical benefit cost trend rate was 7.0% in 2001 and 6.5% in 2000 and 1999, declining gradually to 5% for all periods presented. The assumed dental and vision benefit cost trend rates used in measuring the accumulated postretirement benefit obligation in 2001, 2000 and 1999, were 6%, declining gradually to 5%, for retirees and their spouses. The telephone service benefit cost trend rate for retirees and their spouses in 2001, 2000 and 1999, was estimated at 5% for all future years.

     The following summarizes the components of net periodic benefit costs of the Company's participation in the postretirement benefit plan for the years ended December 31:

                                                                         2001       2000       1999
                                                                      ---------  ---------  --------
                      Components of net periodic benefit cost                 (in thousands)

               Service cost.......................................    $    104   $     15   $     25
               Interest cost......................................          17          5         12
               Amortization of transition obligation..............           5          5          5
               Amortization of prior service cost.................           4         --         --
               Recognized net actuarial gain (loss)...............          (2)        (8)        --
                                                                      ---------  ---------   -------
               Net periodic benefit cost..........................    $    128   $     17   $     42
                                                                      ========   ========   ========

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                          1-Percentage-     1-Percentage-
                                                                          Point Increase   Point Decrease
                                                                          ---------------  --------------
                                                                                  (in thousands)
    Effect on total of service and interest cost components.............     $   41            $  (31)
    Effect on postretirement benefit obligation.........................     $  153            $ (116)

     The  Parent  also  has two  defined  contribution  plans  covering  certain eligible salaried and hourly employees. HPCS employees were eligible to participate in the Parent's plans in 1999. These plans provided for participants to defer up to 19% of their annual compensation as contributions to the plans. The Parent matched a participant's contributions equal to 25% of each participant's salary deferral up to a maximum of 1% of a participant's compensation. The Parent's contributions to these plans that benefited the Company were $3,282 for 1999 and are included in expense of the Company.

     In May 1999, the Company adopted a defined contribution plan covering certain eligible employees. The plan provides for participants to defer up to 15% of the annual compensation, as defined under the plan, as contributions to the plan. The Company has the option, at the direction of the Board of Directors, to make a matching contribution to the plan of up to 50% of an employee's contribution to the plan, limited to a maximum of 3% of the employee's salary. A matching contribution of approximately $309,000, $115,000 and $61,000 was recognized during 2001, 2000 and 1999, respectively.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 12 - Commitments and Contingencies

Operating Leases

     The Company leases office space and various equipment under several operating leases. In addition, the Company leased certain PCS equipment from the Parent. This lease was terminated during 1999. In October 1999, the Company signed a tower lease agreement with a third party whereby the Company will lease the towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, the Company receives a site development fee from the tower lessor for certain tower sites which the lessor constructs on behalf of the Company.

     The Company also leases space for its retail stores. At December 31, 2001, the Company leased 38 stores operating throughout its territories.

     Future minimum operating lease payments are as follows:

           Year                                              Amount
           ----                                          --------------
           2002..................................        $   12,551,000
           2003..................................            12,614,000
           2004..................................            11,974,000
           2005..................................             9,351,000
           2006..................................             4,873,000
           Thereafter............................             9,102,000
                                                              ---------
           Future operating lease obligation.....        $   60,465,000
                                                             ==========

     Rental expense for all operating leases was approximately $8,461,000, $3,056,000 and $2,693,000 for years ended December 31, 2001, 2000 and 1999, respectively. Rental expense included above relating to the PCS equipment leased from the Parent totaled approximately $1,975,000 during 1999.

Construction Expenditures

     Construction expenditures in 2002 are estimated to be between approximately $60,000,000 and $70,000,000. The majority of the estimated expenditures are for the build-out of the Company's PCS network.

Legal Matters

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations, cash flows or financial condition.

Guarantees

     The discount notes (Note 9) are guaranteed by the Company's existing subsidiaries, Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 12 - Commitments and Contingencies (Continued)

NTELOS Network Agreement

     In August 1999, the Company entered into a wholesale network services agreement with the West Virginia PCS Alliance and the Virginia PCS Alliance (the "Alliances"), two related, independent PCS providers whose network is managed by NTELOS. Under the network services agreement, the Alliances provide the Company with the use of and access to key components of their network in most of HPCS' markets in Virginia and West Virginia. The initial term was through June 8, 2008, with four automatic ten-year renewals.

     This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by the Company through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by the Company's subscribers. The Company incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments is as follows:

           2002..............................        $   27,400,000
           2003..............................            38,600,000
                                                         ----------
             Total...........................        $   66,000,000
                                                         ==========

NOTE 13 - Convertible Preferred Stock

     The Company has authorized 175,000,000 shares of convertible preferred stock at $0.0001 par value. On September 26, 2000, an investor group led by Apollo Management purchased 23,476,683 shares of convertible preferred stock for approximately $126,500,000 in a private placement offering. Concurrent with the closing, holders of the $14,100,000 short-term convertible note converted the principal and unpaid interest into 2,610,554 shares of the same convertible preferred stock purchased by the investor group. Holders of the convertible preferred stock have the option to convert their shares (on a share for share basis) into class A common stock at any time. In addition, the convertible preferred stock converts automatically upon the completion of a public offering of class A common stock meeting specified criteria or upon the occurrence of certain business combination transactions. The convertible preferred stock pays a 7.5% stock dividend semi-annually, commencing April 30, 2001. The dividends are payable in additional preferred stock. During 2001, the Company paid $11,775,917 of dividends in additional shares of convertible preferred stock. At December 31, 2001, there were 28,272,170 shares of convertible preferred stock outstanding.

     If the Company has not completed either (i) a public offering of its class A common stock in which the Company receives at least $50,000,000 or (ii) a merger or consolidation with a publicly-listed company that has a market capitalization of at least $100,000,000 by the fifth anniversary of the date the Company issued the convertible preferred stock, the investor group may request that the Company repurchase all of their shares of convertible preferred stock at fair market value, as determined by three investment banking institutions. If the investor group requests the Company repurchase their convertible preferred stock and the Company declines, the Company will be required to auction Horizon PCS. If no bona fide offer is received upon an auction, the repurchase right of the investor group expires. If, however, a bona fide offer is received upon the auction, the Company must sell Horizon PCS or the dividend rate on the convertible preferred stock will increase from 7.5% to 18.0% and the Company will be required to re-auction Horizon PCS annually until the convertible preferred stock is repurchased. The Company's secured credit facility and the discount notes, both described in Note 9, prohibit the Company from repurchasing any convertible preferred stock. Due to a mandatory redemption clause, this stock is considered a mezzanine financing and is recorded outside of stockholders' equity (deficit).

     Holders of the Company's convertible preferred stock are entitled to vote on all matters on an as-converted basis. In addition, the vote of at least a majority of the outstanding shares of convertible preferred stock, voting as a single class, shall be necessary for effecting or validating significant corporate actions specified in the certificate of incorporation.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 13 - Convertible Preferred Stock (Continued)

     The Company has agreed that until the conversion of the preferred stock, the Company will adhere to certain restrictive covenants. Among other restrictions, the most significant covenants relate to capital expenditures, asset sales, restricted payments, additional debt incurrence and equity issuance. As of December 31, 2001, the Company was in compliance with the covenants under the agreement.

NOTE 14 - Common Stock

     Due to the reorganization discussed in Note 1, the Company has authorized 300,000,000 shares of class A common stock at $0.0001 par value. Additionally, the Company has authorized 75,000,000 shares of class B common stock at $0.0001 par value. Each holder of class A common stock is entitled to one vote per share and each holder of class B common stock is entitled to ten votes per share. Both classes of common stock have equal dividend rights. As of December 31, 2001, the Company had issued 26,646 and 58,458,354 shares of class A and class B stock, respectively, and had granted warrants to acquire 6,315,960 shares of class A common stock (Notes 9 and 15).

     In June 2000, in conjunction with the Bright PCS purchase (Note 4), the Company received a distribution of its own stock from a former Bright PCS shareholder, valued at $111,061. The 13,066 shares of class B common stock distributed by the former Bright PCS shareholder are held in treasury stock. At December 31, 2001, 58,445,288 shares of class B common stock remain outstanding.

     In September 2001, a previous owner of Bright PCS gifted 26,646 shares of the Company's class B common stock. This transaction resulted in the conversion of the class B shares into 26,646 shares of the Company's class A common stock.

NOTE 15 - Sprint PCS Warrants

     The Company agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint PCS had substantially completed its obligations under the agreement and the Company completed the required purchase of certain Sprint PCS assets. The Company valued the warrants and recorded an intangible asset of approximately $13,356,000 (based on a share price of $5.88 per share, valued using the Black-Scholes pricing model using an expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years and a volatility of 95%). The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement resulting in approximately $752,000 of amortization expense per year. Amortization expense for the years ended December 31, 2001 and 2000, was approximately $752,000 and $188,000 respectively. Accumulated amortization on the intangible asset was approximately $940,000 and $188,000 and December 31, 2001 and 2000, respectively. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of the Company's common stock or July 31, 2003.

NOTE 16 - Stock Option Plans

     In November 1999, the Company adopted the 1999 Stock Option Plan, which was amended in June 2000 and renamed the 2000 Stock Option Plan (the "Plan"). The Plan is intended to provide directors, officers and other employees of, and service providers to, the Company and any of its related corporations with opportunities to purchase stock pursuant to the grant of incentive or nonqualified options. The Company may grant options for up to 7,500,000 shares of class A common stock and 4,196,884 shares of class B common stock. The maximum term of the options is ten years. Options vest based on the terms of each individual agreement over four to six years from the date of the grant.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 16 - Stock Option Plans (Continued)

     On November 17, 1999, the Company granted 4,196,884 options related to class B common stock at an exercise price of $0.12 per share. During 2000, the Company granted 116,971 options related to class A common stock at an exercise price of $5.88 per share. No options were granted during 2001 and no options were exercised or forfeited during the three years ended December 31, 2001. There were 2,017,733 and 1,166,249 and 500,398 exercisable options on class B common stock at December 31, 2001, 2000 and 1999, respectively. There were 29,243 exercisable options on class A common stock at December 31, 2001.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan with respect to employees. The Company applies SFAS No. 123 and related interpretations in accounting for stock options granted to non-employees. Pursuant to this, the Company will recognize approximately $3,057,000 in compensation expense over the exercise period of the options (through 2005). The accompanying consolidated financial statements reflect a non-cash compensation charge relating to the Plan of approximately $709,000, $490,000 and $291,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     For the purpose of the SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with an assumption of a risk-free interest rate of 5.5% for 2000 options and 6.5% for 1999 options, an expected life equal to the term of the options and a volatility of 95%. The weighted-average fair value of options on class B and class A common stock was $0.60 and $4.75, respectively, on the date of the grants.

     Had compensation cost for the Company's Plan with respect to employees been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net loss available for common shareholders and losses per common share would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                             2001                2000              1999
                                                       ----------------    ----------------  ----------------
      Net Loss
        As reported..............................      $   (124,411,539)  $  (43,326,510)    $   (10,667,671)
        Pro Forma................................          (124,775,559)     (44,020,378)        (10,749,411)
      Basic and diluted loss per share
        As reported..............................      $          (2.13)  $        (0.77)    $         (0.20)
        Pro Forma................................                 (2.13)           (0.78)              (0.20)

NOTE 17 - Discontinued Operations

     Effective April 1, 2000, the Company transferred its Internet, long distance and other businesses unrelated to its wireless operations to Horizon Technology (formerly United Communications, Inc.), a wholly-owned subsidiary of the Parent. Accordingly, the results of operations for these business units have been reported as discontinued operations in the current and prior periods. At December 31, 2000, the Company had an interest bearing note receivable of approximately $700,000 from Horizon Technology which was repaid during 2001.

     Operating results for the years ended December 31, 2000 and 1999 for these businesses are as follows:

                                                                        Year Ended December 31,
                                                                          2000            1999
                                                                     -------------   -------------
       Total revenue..........................................       $   1,046,313   $   3,463,566
       Operating income before income taxes...................             214,008         427,775

       Earnings before income taxes...........................             214,008         427,775
       Income tax expense.....................................             (72,763)       (145,444)
                                                                     -------------   -------------
       Net income from discontinued operations................       $     141,245   $     282,331
                                                                     =============   =============

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 18 - Extraordinary Loss

     As a result of the September 26, 2000, financings described in Note 9, the Company retired long-term debt payable to financial institutions. As a result of these early debt extinguishments, the Company expensed the unamortized portion of the related financing costs as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 during 2000 and are shown on the consolidated statements of operations net of a tax benefit of approximately $262,000.

NOTE 19 - Disclosures About Fair Value of Financial Instruments

     SFAS No. 107 requires disclosure of the fair value of all financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value may be based on quoted market prices for the same or similar financial instruments or on valuation techniques such as the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

     The estimates of fair value required under SFAS No. 107 require the application of broad assumptions and estimates. Accordingly, any actual exchange of such financial instruments could occur at values significantly different from the amounts disclosed. As cash and cash equivalents, current receivables, current payables and certain other short-term financial instruments are all short term in nature, their carrying amounts approximate fair value. The carrying values of restricted cash approximate fair value as the investment funds are short-term. The Company's secured credit facility is based on market-driven rates and, therefore, its carrying value approximates fair value. The senior notes were issued in December 2001 and approximate fair value as of December 31, 2001. The fair value of the discount notes was based on market rates for the Company's notes. As of December 31, 2001, the estimated fair value of the discount notes was $141,600,000 and the carrying value was approximately $159,056,000.

     In the first quarter of 2001, the Company entered into a two-year interest rate swap, effectively fixing $25,000,000 of a term loan under the secured credit facility (Note 9) at a rate of 9.4%. In the third quarter of 2001, the Company entered into a two-year interest rate swap, effectively fixing the remaining $25,000,000 borrowed under the secured credit facility at 7.65%. The swaps have been designated as a hedge of a portion of the future variable interest cash flows expected to be paid under the secured credit facility borrowings. A loss of approximately $838,000 was recorded in other comprehensive income during the year ended December 31, 2001. The Company also recognized a loss of approximately $176,000 in the statement of operations during 2001 related to the ineffectiveness of the hedge. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. The Company has recorded a liability in other long-term liabilities in the accompanying consolidated balance sheet of approximately $1,014,000 at December 31, 2001, related to the swap.

NOTE 20 - Related Parties

     The Company has non-interest bearing receivables from and payables to other subsidiaries of the Parent related to advances made to and received from or for services received from those affiliated companies. As a result of the sale of convertible preferred stock (Note 13), the Company is not able to participate in the tax-sharing agreement discussed in Note 10. At December 31, 2001, the Company had a net receivable from the Parent for Federal income taxes. At December 31, 2000, the Company had a payable to the Parent related to Federal income taxes and cash advances received from the Parent's line of credit and associated interest. All payables to the Parent were repaid during 2001. The balances due to and due from related parties as of December 31, 2001 and 2000, are as follows:

                                                                     December 31,       December 31,
                                                                         2001               2000
                                                                   -----------------  ----------------
      Receivable from affiliates............................       $        100,437   $       741,453
      Receivable from Parent................................                483,785                --
      Payable to affiliates.................................                     --         1,307,061
      Payable to Parent.....................................                     --           427,747

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2001 and 2000,
And for the Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 20 - Related Parties (Continued)

     During 2001, 2000 and 1999, affiliated companies provided the Company management, supervision and administrative services including financial, regulatory, human resource and other administrative and support services. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The cost of the management services, excluding amounts allocated to discontinued operations, for the years ended December 31, 2001, 2000, and 1999 was approximately $6,217,000, $4,444,000, and $815,000, respectively.

NOTE 21 - Supplementary Financial Information (Unaudited)

     The quarterly results of operations for the years ended December, 31 2001 and 2000:

                                                                     For the three months ended
                                                   ------------------------------------------------------------
                                                     March 31         June 30       September 30  December 31
                                                   -------------   ------------   --------------  -------------
                                                            (Dollars in thousands, except per share data)
Fiscal Year 2001:
----------------
  Total revenues                                     $    18,522    $    24,771     $    35,204     $    44,807
  Operating loss                                         (16,194)       (21,739)        (23,271)        (28,210)
  Net loss available to common shareholders              (22,094)       (30,004)        (31,503)        (40,811)
  Basic and diluted net loss per share available
    to common shareholders                           $     (0.38)   $     (0.51)    $     (0.54)    $     (0.70)

Fiscal Year 2000:
----------------
  Total revenues                                     $     3,503    $     5,327     $     7,442     $    12,922
  Operating loss                                          (5,787)        (7,508)        (12,158)        (19,708)
  Gain (Loss) on exchange of stock                            --         10,513           1,038              --
  Income from discontinued operations                        141             --              --              --
  Income (Loss) before extraordinary item                 (5,365)         3,547         (17,376)        (20,864)
  Extraordinary loss, net of taxes                            --             --            (486)             --
  Net income (loss) available to common
    shareholders                                          (5,365)         3,547         (17,862)        (23,647)
  Diluted income (loss) per share before
    extraordinary item                               $     (0.10)   $      0.06     $     (0.30)    $     (0.40)
  Diluted loss per share on extraordinary item                --             --           (0.01)             --
  Diluted net income (loss) per share available
    to common shareholders                           $     (0.10)   $      0.06     $     (0.31)    $     (0.40)


HORIZON PCS, INC.

Financial Statement Schedule
Valuation and Qualifying Accounts
--------------------------------------------------------------------------------

                                                       Balance at                                    Balance at
                                                        Beginning     Charged to    Deductions         End of
Description                                             of Period       Expense           (1)          Period
-----------                                          -------------  -------------   -------------  -------------
                                                                           (In thousands)
Allowance for Doubtful Accounts Receivable:
Year Ended December 31, 1999                           $     33       $    488      $     (150)        $    371
                                                       ========       ========      ===========        ========

Year Ended December 31, 2000                           $    371       $  1,382      $     (852)        $    901
                                                       ========       ========      ===========        ========

Year Ended December 31, 2001                           $    901       $  6,410      $   (5,507)        $  1,804
                                                       ========       ========      ===========        ========

---------
(1) Represent amounts written off during the period less recoveries of amounts previously written off.

1449831