Form 10-Q
period 2002-03-31
HORIZON PCS INC
filed 2002-05-15
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission file number: 333-51240

                                HORIZON PCS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    31-1707839
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            68 EAST MAIN STREET
             CHILLICOTHE, OHIO                       45601-0480
 (Address of principal executive offices)            (Zip Code)

                                 (740) 772-8200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No[  ]


As of April 30, 2002, there were 26,646 shares of class A common stock outstanding and 58,445,288 shares of class B common stock outstanding.

                                   HORIZON PCS
                                    FORM 10-Q
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                                        Page
PART I FINANCIAL INFORMATION

  ITEM 1.    Financial Statements:

             Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited), and December 31, 2001........................................................................1

             Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)..........................................................3


             Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)..........................................................4

             Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2002 and 2001 (unaudited)..........................................................5

             Notes to the Interim Condensed Consolidated Financial Statements (unaudited) ................6


  ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......13

  ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk..................................24


PART II           OTHER INFORMATION


  ITEM 1.    Legal Proceedings...........................................................................26

  ITEM 2.    Changes in Securities and Use of Proceeds...................................................26

  ITEM 3.    Defaults Upon Senior Securities.............................................................26

  ITEM 4.    Submission of Matters to a Vote of Security Holders.........................................26

  ITEM 5.    Other Information...........................................................................26

  ITEM 6.    Exhibits and Reports on Form 8-K............................................................40

     Horizon PCS, Inc. ("Horizon PCS") is the issuer of 14% Senior Discount Notes due 2010 ("discount notes"). In March 2001, the discount notes were the subject of an exchange offer which was registered with the Securities and Exchange Commission ("SEC") (Registration No. 333-51238). The Co-Registrants are Horizon Personal Communications, Inc. ("HPC"), and Bright Personal Communications Services, LLC ("Bright PCS"), collectively the "Operating Companies," which are wholly-owned subsidiaries of Horizon PCS. Each of the Operating Companies has provided a full, unconditional, joint and several guaranty of Horizon PCS' obligations under the discount notes. Horizon PCS has no operations separate from its investment in the Operating Companies. Pursuant to Rule 12h-5 of the Securities Exchange Act of 1934, no separate financial statements and other disclosures concerning the Operating Companies other than narrative disclosures set forth in the Notes to the Consolidated Financial Statements have been presented herein. Concurrent with the offering of the discount notes discussed above, Horizon PCS issued 295,000 warrants to purchase up to 3,805,000 shares of Horizon PCS' class A common stock. The warrants were registered with the SEC (Registration No. 333-51240). As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "Horizon PCS" means, collectively, Horizon PCS, Inc., and the Operating Companies.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PCS, INC.

Condensed Consolidated Balance Sheets
As of March 31, 2002, and December 31, 2001
--------------------------------------------------------------------------------

                                                                                   March 31,       December 31,
                                                                                     2002              2001
                                                                               ----------------  ---------------
                                                                                 (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents (includes $105,000,000 on deposit
    in accordance with waiver agreement in 2002.  See Note 9)................. $   195,870,817   $   123,775,562
  Restricted cash.............................................................      24,597,222        24,597,222
  Accounts receivable-- subscriber, less allowance for
    doubtful accounts of approximately $1,878,000 and $1,804,000 at
    March 31, 2002 and December 31, 2001, respectively........................      17,315,739        14,293,771
  Receivable from affiliate...................................................          99,451           100,437
  Receivable from Parent......................................................              --           483,785
  Equipment inventory.........................................................       1,802,381         3,845,433
  Prepaid expenses and other current assets...................................       2,671,494           840,970
                                                                               ---------------   ---------------
        Total current assets..................................................     242,357,104       167,937,180
                                                                               ---------------   ---------------

OTHER ASSETS:
  Restricted cash.............................................................      24,062,500        24,062,500
  Intangible asset-- Sprint PCS licenses, net of amortization.................      42,225,701        42,840,534
  Goodwill, net of amortization...............................................       7,191,180         7,191,180
  Unamortized debt issuance costs and other assets............................      23,227,707        24,438,992
                                                                               ---------------   ---------------
        Total other assets....................................................      96,707,088        98,533,206
                                                                               ---------------   ---------------

PROPERTY AND EQUIPMENT, NET                                                        230,290,376       214,867,858
                                                                               ---------------   ---------------

            Total assets...................................................... $   569,354,568   $   481,338,244
                                                                               ===============   ===============



(Continued on next page)

HORIZON PCS, INC.

As of March 31, 2002, and December 31, 2001
--------------------------------------------------------------------------------


                                                                                   March 31,       December 31,
                                                                                     2002              2001
                                                                               ----------------  ----------------
                                                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:

  Accounts payable............................................................ $     8,544,723   $      9,500,931
  Accrued liabilities.........................................................      34,881,585         27,527,462
  Payable to Sprint PCS.......................................................      16,892,532         10,244,529
  Deferred service revenue....................................................       4,326,977          3,712,734
                                                                               ---------------   ----------------
        Total current liabilities.............................................      64,645,817         50,985,656
                                                                               ---------------   ----------------

OTHER LONG-TERM LIABILITIES:
  Long-term debt..............................................................     495,410,215       384,055,643
  Other long-term liabilities.................................................       2,252,524         2,195,355
  Deferred income.............................................................       9,847,400        10,719,888
                                                                               ---------------   ---------------
        Total other long-term liabilities.....................................     507,510,139       396,970,886
                                                                               ---------------   ---------------
          Total liabilities...................................................     572,155,956       447,956,542
                                                                               ---------------   ---------------

COMMITMENTS AND CONTINGENCIES (Note 6)

CONVERTIBLE PREFERRED STOCK...................................................     148,205,412       145,349,043


STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred stock, 10,000,000 shares authorized, none issued
    or outstanding, at $0.0001 par value......................................              --                 --
  Common stock-- class A, 300,000,000 shares authorized,
    26,646 issued and outstanding at $0.0001 par value........................               3                  3
  Common stock-- class B, 75,000,000 shares authorized,
    58,458,354 issued and 58,445,288 outstanding, at $0.0001 par value........           5,846              5,846
  Treasury stock-- class B, 13,066 shares, at $8.50 per share.................        (111,061)          (111,061)
  Accumulated other comprehensive income (loss)...............................        (447,908)          (837,851)
  Additional paid-in capital..................................................      91,852,117         91,852,117
  Deferred stock option compensation..........................................      (1,389,259)        (1,566,496)
  Retained deficit............................................................    (240,916,538)      (201,309,899)
                                                                               ---------------   ----------------

          Total stockholders' equity (deficit)................................    (151,006,800)      (111,967,341)
                                                                               ---------------   ----------------
            Total liabilities and stockholders' equity (deficit).............. $   569,354,568   $    481,338,244
                                                                               ===============   ================


The accompanying notes are an integral part of these condensed consolidated financial statements

HORIZON PCS, INC.

Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                      2002              2001
                                                                                ----------------  ----------------
OPERATING REVENUES:
  Subscriber revenues.....................................................      $     35,015,205  $     12,063,233
  Roaming revenues........................................................            10,819,288         6,114,459
  Equipment revenues......................................................             2,375,289         1,075,965
                                                                                ----------------  ----------------
         Total operating revenues.........................................            48,209,782        19,253,657

OPERATING EXPENSES:
  Cost of service (exclusive of items shown below)........................            35,750,809        17,981,365
  Cost of equipment.......................................................             4,919,595         2,189,910
  Selling and marketing...................................................            14,707,221         7,096,031
  General and administrative (exclusive of items shown below).............             9,175,049         4,589,000
  Non-cash compensation...................................................               177,237           177,237
  Depreciation and amortization...........................................             7,949,631         3,414,043
                                                                                ----------------  ----------------
         Total operating expenses.........................................            72,679,542        35,447,586
                                                                                ----------------  ----------------

OPERATING LOSS............................................................           (24,469,760)      (16,193,929)

Loss on sale of property and equipment....................................              (285,738)               --
Interest income and other, net............................................               743,636         2,886,220
Interest expense, net of capitalized interest.............................           (12,738,408)       (6,150,947)
                                                                                ----------------  ----------------

LOSS ON OPERATIONS BEFORE INCOME TAXES....................................           (36,750,270)      (19,458,656)

INCOME TAX EXPENSE........................................................                    --                --
                                                                                ----------------  ----------------

NET LOSS..................................................................           (36,750,270)      (19,458,656)

PREFERRED STOCK DIVIDEND..................................................            (2,856,369)       (2,635,623)
                                                                                ----------------  ----------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS.................................      $    (39,606,639) $    (22,094,279)
                                                                                ================  ================

Basic and diluted net loss per share available to common stockholders.....      $         (0.68)  $          (0.38)
                                                                                ===============   ================
Weighted-average common shares outstanding................................            58,471,934        58,471,934
                                                                                ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements

HORIZON PCS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                      2002              2001
                                                                                ----------------  ----------------

NET LOSS..................................................................      $    (36,750,270) $    (19,458,656)

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain (loss) on hedging activities........................               389,943          (298,905)
                                                                                ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)...............................................      $    (36,360,327) $    (19,757,561)
                                                                                ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements

HORIZON PCS, INC.

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                      2002              2001
                                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss................................................................      $    (36,750,270) $    (19,458,656)
                                                                                ----------------  ----------------
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................             7,949,631         3,414,043
  Non-cash compensation expense...........................................               177,237           177,237
  Non-cash interest expense...............................................             6,118,482         4,490,700
  Provision for doubtful accounts.........................................             3,511,642           730,720
  Loss on hedging activities..............................................                34,103                --
  Loss on sale of property and equipment..................................               285,738                --
  Change in:..............................................................
    Accounts receivable...................................................            (6,533,610)       (2,698,156)
    Equipment inventory...................................................             2,043,052           981,829
    Prepaid expenses and other............................................            (1,830,524)           44,710
    Deferred income.......................................................              (872,488)          849,397
    Accounts payable......................................................              (956,208)        1,591,756
    Payable to Sprint PCS.................................................             6,648,003          (774,336)
    Accrued liabilities and deferred service revenue......................             7,968,366        (8,263,720)
  Change in receivable/payable from affiliates and Parent.................               484,771          (247,656)
  Change in other assets and liabilities, net.............................             1,002,160          (487,969)
                                                                                ----------------  ----------------
    Total adjustments.....................................................            26,030,355          (191,445)
                                                                                ----------------  ----------------
      Net cash used in operating activities...............................           (10,719,915)      (19,650,101)
                                                                                ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...............................................           (23,438,012)      (32,053,689)
  Cash Investments........................................................                    --       (31,976,767)
  Proceeds from redemption of RTFC capital certificates...................                    --         2,895,646
  Proceeds from sale of property and equipment............................             1,253,182                --
  Dividends received .....................................................                    --            (4,311)
                                                                                ----------------  -----------------
      Net cash used in investing activities...............................           (22,184,830)      (61,139,121)
                                                                                ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing fees and other.......................................                    --           (41,915)
  Long Term Debt-- borrowings, net of repayments..........................           105,000,000                --
                                                                                ----------------  ----------------
      Net cash provided by financing activities...........................           105,000,000           (41,915)
                                                                                ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................................................            72,095,255       (80,831,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................           123,775,562       191,417,394
                                                                                ----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................      $    195,870,817  $    110,586,257
                                                                                ================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002, and December 31, 2001,
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three months ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001, which includes information and disclosures not presented herein.


NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

     On April 26, 2000, Horizon Telcom, Inc. ("Parent" or "Horizon Telcom") formed Horizon PCS, Inc. The Company primarily provides wireless personal communications services ("PCS") as an affiliate of Sprint PCS. The Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998 and 1999. These agreements, as amended, provide the Company with the exclusive right to build, own, and manage a wireless voice and data services network in markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee, Maryland, Pennsylvania, New York, New Jersey, Michigan, North Carolina and Indiana under the Sprint PCS brand. The Company is required to build the wireless network according to Sprint PCS specifications. The term of the agreements is twenty years with three successive ten-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee did not commence until the Company converted to a fully branded Sprint PCS network partner in October 1999. The management agreements include indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Note 3 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, describes the Company's significant accounting policies in greater detail than presented herein.


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. These statements include the accounts of the Company and its wholly-owned subsidiaries, HPC and Bright PCS. All material intercompany transactions and balances have been eliminated.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002, and December 31, 2001,
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense. The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These statements established accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Pursuant to the derivative criteria established by SFAS No. 133, an item with exposure to variability in expected future cash flows that is attributable to a particular risk is considered a cash flow hedge. The exposure may be associated with an existing recognized asset or liability such as future interest payments on variable-rate debt.


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


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of March 31, 2002, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. The Company will complete the first step of the impairment test by June 30, 2002, and, if necessary, will complete the second step by December 31, 2002.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002, and December 31, 2001,
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No. 142. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the Company's financial position, results of operations or cash flows.


RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 31, 2002, and December 31, 2001:

                                                                          2002              2001
                                                                    ---------------   ---------------
Network assets...................................................   $   135,254,093   $   134,257,788
Switching equipment..............................................        53,718,806        35,253,986
Furniture, vehicles and office equipment.........................         9,310,485        10,137,175
Land.............................................................           966,689           966,689
                                                                    ---------------   ---------------
    Property and equipment in service, cost......................       199,250,073       180,615,638
Accumulated depreciation.........................................       (23,462,536)      (22,478,697)
                                                                    ---------------   ---------------
        Property and equipment in service, net...................       175,787,537       158,136,941
Construction work in progress....................................        54,502,839        56,730,917
                                                                    ---------------   ---------------
            Total property and equipment, net....................   $   230,290,376   $   214,867,858
                                                                    ===============   ===============

     The Company capitalized interest of approximately $2,090,000 and $1,550,000 for the three months ended March 31, 2002, and 2001, respectively.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002, and December 31, 2001,
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 5 - LONG-TERM DEBT

     The components of long-term debt outstanding at March 31, 2002, and December 31, 2001, are as follows:

                                            Interest Rate at
                                             March 31, 2002            2002             2001
                                             --------------      ---------------  ---------------

Senior notes.....................................13.75%          $   175,000,000  $   175,000,000
Discount notes, net of discount. ................14.00%              165,410,215      159,055,643
Secured credit facility - term loan B............6.30%                50,000,000       50,000,000
Secured credit facility - term loan A............5.75%               105,000,000               --
                                                                 ---------------  ---------------

    Total long-term debt...........................              $   495,410,215  $   384,055,643
                                                                 ===============  ===============


     As of March 31 2002, Horizon PCS had $95.0 million available for borrowing under the Company's secured credit facility in the form of a line of credit at a variable interest rate of 5.78%.

     In connection with the Company's December 2001 offering of $175,000,000 of senior notes due in 2011, approximately $48,660,000 of the offering proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. The first two interest payments have been classified as short-term.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, the Company has a tower lease agreement with a third party whereby the Company leases towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, the Company receives a site development fee from the tower lessor for certain tower sites which the lessor constructs on behalf of the Company.

     The Company also leases space for its retail stores. At March 31, 2002, the Company leased 39 stores operating throughout its territories.

CONSTRUCTION EXPENDITURES

     Construction expenditures for the year ended December 31, 2002, are estimated to be between approximately $60,000,000 and $70,000,000. The majority of the estimated expenditures are for the build-out and upgrade of the Company's PCS network.


LEGAL MATTERS

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations, cash flows or financial condition.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002, and December 31, 2001,
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUARANTEES

     The discount notes are guaranteed by the Company's existing subsidiaries, HPC and Bright PCS, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors.


ALLIANCES NETWORK AGREEMENTS

     The Alliances are two independent PCS providers offering service under the NTELOS brand name. In August 1999, the Company entered into a network services agreement with the Alliances for 13 of its markets in Virginia and West Virginia. The initial term is through June 8, 2008 with four automatic ten-year renewals. This agreement was amended in the third quarter of 2001. Under the amended agreement, Horizon PCS is obligated to pay fixed minimum monthly fees until December 2003, at a lower rate per minute than the prior agreement. Usage in excess of the monthly minute allowance is charged at a set rate per minute.

     Under the amendment, the Alliances are obligated to make certain upgrades to their network (3G technology) and the Alliances agreed with Sprint PCS to modify their network to cause Sprint PCS to be in compliance with the FCC's construction requirements for PCS networks. Horizon PCS is responsible for completion of the network modification if the Alliances fail to comply.


NOTE 7 - RELATED PARTIES

     The Company has non-interest-bearing receivables from affiliate companies (other subsidiaries of the Parent) related to advances made to and services received from these affiliated companies. At December 31, 2001, the Company had a receivable from the Parent related to Federal income taxes. The balances due to and due from related parties as of March 31, 2002, and December 31, 2001, are as follows:

                                                                 March 31,        December 31,
                                                                   2002               2001
                                                             -----------------  ---------------
Receivable from affiliates................................   $         99,451   $       100,437
Receivable from Parent....................................                 --           483,785

     During the three months ended March 31, 2002 and 2001, affiliated companies provided the Company management, supervision and administrative services including financial, regulatory, human resource and other administrative and support services. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The cost of the management services for the three months ended March 31, 2002 and 2001, was approximately $1,420,000 and $1,612,000, respectively.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002, and December 31, 2001,
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

     The Company adopted SFAS No. 142 on January 1, 2002 (Note 3). As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The following discusses the Company's goodwill and intangible assets presented on the condensed consolidated balance sheets.

     During 2000, the Company agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint PCS had substantially completed its obligations under the agreement and the Company completed the required purchase of certain Sprint PCS assets. The Company valued the warrants and recorded an intangible asset of approximately $13,356,000. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement resulting in approximately $752,000 of amortization expense per year through June 2018. Accumulated amortization at March 31, 2002, was approximately $1,129,000.

     During 1999 the Company entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. In conjunction with this transaction, the Company also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to operate using Sprint PCS licenses in Bright PCS' markets. The Company has recognized an intangible asset totaling approximately $33,000,000 related to this licensing agreement which is being amortized over 20 years, the initial term of the underlying management agreement, resulting in annual amortization expense of $1,707,000 through October 2019. Accumulated amortization at March 31, 2002, was approximately $3,001,000.

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001. At March 31, 2002, the remaining unamortized balance of goodwill was approximately $7,191,000.

     The following pro forma disclosure reconciles net loss available to common shareholders, as presented on the accompanying condensed consolidated statements of operations, excluding the effect of goodwill amortization:

                                                        Three Months Ended March 31,
                                                         2002                 2001
                                                  ------------------   ------------------

Reported net loss...............................  $      (36,750,270)  $      (19,458,656)
Goodwill amortization...........................                  --               97,221
                                                  ------------------   ------------------
   Adjusted net loss ...........................  $      (36,750,270)  $      (19,361,435)
                                                  ==================   ==================

Basic and diluted net loss per share available
   to common stockholders.......................  $            (0.68)  $            (0.38)
Goodwill amortization...........................                  --                   --
                                                  ------------------   ------------------
   Adjusted basic and diluted net loss per
     share available to common stockholders.....  $            (0.68)  $            (0.38)
                                                  ==================   ==================

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of March 31, 2002, and December 31, 2001,
And for the Three Months Ended March 31, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------


NOTE 9 - SECURED CREDIT FACILITY COVENANTS

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. The Company did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, the Company incurred additional expenses to add those customers. Although the Company ultimately benefits from the revenues generated by new subscribers, the Company incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 9, 2002, the Company entered into a waiver agreement with its lending group waiving this non-compliance with the covenant through June 15, 2002. The Company also agreed that until June 15, 2002, the Company would not borrow funds under the $95,000,000 facility so long as cash and cash equivalents (excluding restricted cash) exceeds $10,000,000 and that the Company would maintain the $105,000,000 in loan proceeds recently received from the lending group in a separate account. The Company is currently in negotiations with the bank group to obtain amendments to the covenants. The Company anticipates finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant was an event of default under the secured credit facility, and will give the lender the right to pursue remedies if Horizon PCS is unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of the senior notes and discount notes. One option available to the Company would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If the Company prepaid the facility prior to acceleration, the Company would avoid default under the indentures for the senior notes and discount notes. In the event of such a prepayment, the Company believes that it could obtain replacement financing to the extent necessary to fund its business plan. There can be no assurance, however, that the Company could obtain adequate or timely replacement financing on acceptable terms, or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project," or "continue," or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation, the statements under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "ITEM 5. Other Information" and elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

o    estimates of current and future population for our markets;

o forecasts of growth in the number of consumers and businesses using personal communication services;

o statements regarding our plans for and costs of the build-out of our PCS network;

o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will launch commercial PCS and achieve break-even or positive operating cash flow, and

o    the anticipated impact of recent accounting pronouncements.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this quarterly report on Form 10-Q. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "ITEM 5. Other Information" for further information regarding several of these risks and uncertainties.


OVERVIEW

     Under our agreements with Sprint PCS, we manage our network on Sprint PCS' licensed spectrum and have the right to use the Sprint and Sprint PCS brand names. As of March 31, 2002, we had launched service covering approximately 7.2 million residents, or approximately 71% of the total population in our territory, and managed approximately 222,700 customers.


HISTORY AND BACKGROUND

     Horizon PCS is a subsidiary of Horizon Telcom. Horizon Telcom is a holding company which, in addition to its 58.1% common stock ownership of Horizon PCS on a fully diluted basis, owns 100% of The Chillicothe Telephone Company, a local telephone company in service for 106 years. Horizon Telcom also owns 100% of Horizon Services, Inc. ("Horizon Services"), which provides administrative services to Horizon PCS and other Horizon Telcom affiliates, and 100% of Horizon Technology, Inc. ("Horizon Technology"), a separate long distance and Internet services business. Prior to providing PCS service, we were a DirecTV affiliate. We sold that business in 1996. We also launched an Internet services business in 1995, which we transferred to Horizon Technology in April 2000.

     The following are key milestones in our business:

     In November 1996, we acquired PCS licenses in the Federal Communications Commissions' ("FCC"s) C Block auction giving us the right to provide service to five markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.0 million. In August 1997, approximately ten months after receiving our licenses, we launched PCS service as an independent service provider operating under the Horizon Personal Communications brand name. We were the third C Block licensee to launch PCS service in the United States and the first to use CDMA technology.

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

     In August 1999, Sprint PCS granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky, North Carolina and Ohio with a total population of approximately 3.3 million. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related independent PCS providers offering services under the NTELOS brand, and whose network is managed by CFW Communications. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets. Within two months of receiving our second grant from Sprint PCS, we were offering Sprint PCS service in 16 of our markets including eleven markets served under this agreement. If we use the Alliances' network to the fullest extent permitted by our agreement, the Alliances' network would provide service to markets with a total population of
3.3 million and coverage to 1.8 million residents, or 52% of the total population.

     In September 1999, Horizon Telcom sold its interest in the towers it owned to SBA Communications, corp. ("SBA," formerly SBA Towers, Inc.), for $15.7 million and invested the net proceeds in us. Prior to the sale, we had been leasing the towers from Horizon Telcom. We now lease those towers from SBA. Concurrently with the tower sale, we entered into a build-to-suit agreement with SBA for the construction of new towers as part of our network build-out. Under the terms of the agreement, we receive site development fees and reduced lease rates for specified towers constructed by SBA and leased to us as an anchor tenant.

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

     On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrently, holders of our $14.1 million short term convertible note
(including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. Concurrently, the Company received $149.7 million from the issuance of $295.0 million of senior discount notes due 2010 and $50.0 million of term loans from our $225.0 million secured credit facility (later increased to a $250.0 million facility). In March, 2002, we received an additional $105.0 million of term loans under our secured credit facility.

     In December 2001, we received $175.0 million from our offering of 13.75% senior notes.

RESULTS OF OPERATIONS

     Service revenues consist of PCS subscriber revenues and roaming revenues. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consist of Sprint PCS and non-Sprint PCS roaming. We receive Sprint PCS roaming revenues at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include payments from wireless service providers, other than Sprint PCS, when those providers' subscribers roam on our network.

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expense.

     Equipment revenues consist of digital handsets and accessories sold to customers in our territory through our directly-owned channels.

     The following table sets forth a breakdown of our revenues by type:

                                               For the Three Months Ended March 31,
                                                        2002                  2001
                                               --------------------- ---------------------
                                                Amount          %      Amount          %
                                              ----------   --------  ----------   --------
    Subscriber revenues...................... $   35,015        73%  $   12,063        63%
    Roaming revenues.........................     10,819        22%       6,115        32%
    Equipment revenues.......................      2,376         5%       1,076         5%
                                              ----------   --------  ----------   --------
      Total revenues......................... $   48,210       100%  $   19,254       100%
                                              ==========   ========  ==========   ========
    ARPU including roaming (1)............... $       74             $       80
    ARPU excluding roaming (1)...............         56                     53

----------

(1) "ARPU," average revenue per unit, is an industry term that measures total PCS service revenues per month from our subscribers divided by the average number of subscribers for that month. "ARPU including roaming," is ARPU with Sprint PCS roaming and travel and non-Sprint PCS roaming and travel. "ARPU excluding roaming," excludes Sprint PCS roaming and non-Sprint PCS roaming


THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Subscriber revenues. Subscriber revenues for the three months ended March 31, 2002, were approximately $35.0 million, compared to approximately $12.1 million for the three months ended March 31, 2001, an increase of approximately $22.9 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 222,700 customers at March 31, 2002, compared to approximately 84,700 at March 31, 2001. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU excluding roaming increased in 2002 to $56 from $53 in 2001, primarily as a result of increased minutes of use by our customers. As our customers exceed their allotted plan minutes, they incur additional charges for their usage.

     Roaming revenues. Roaming revenues increased from approximately $6.1 million during the three months ended March 31, 2001, to approximately $10.8 million for the three months ended March 31, 2002, an increase of approximately $4.7 million. This increase resulted from launching additional markets over the past year, including markets covering major interstate highways. ARPU including roaming decreased from $80 to $74 for the three months ended March 31, 2001, and March 31, 2002, respectively. This decrease primarily resulted from the continued decease in Sprint PCS roaming rate.

     On April 27, 2001, Sprint PCS and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate changed to $0.10 per minute on January 1, 2002. After 2002, the rate will be changed to "a fair and reasonable return" which has not yet been determined. This decrease in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future.

     Equipment revenues. Equipment revenues for the three months ended March 31, 2002, were approximately $2.4 million, compared to approximately $1.1 million for the three months ended March 31, 2001, representing an increase of approximately $1.3 million. The increase in equipment revenues is the result of an increase in the number of handsets sold, somewhat offset by a lower sales price per unit.

     Cost of service. Cost of service includes costs associated with operating our network, including site rent, utilities, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint charges, Sprint PCS roaming fees and non-Sprint PCS roaming fees. We pay roaming fees to Sprint PCS when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

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

     Cost of service for the three months ended March 31, 2002, was approximately $35.8 million, compared to approximately $18.0 million for the three months ended March 31, 2001, an increase of approximately $17.8 million. This increase reflects an increase in roaming expense and long distance charges of approximately $5.5 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $2.9 million, both as a result of our subscriber growth during 2001 and the first quarter of 2002. Additionally, at March 31, 2001, our network covered approximately 5.2 million people. At March 31, 2002, our network covered approximately 7.2 million people. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $4.9 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $3.6 million and other variable expenses, including switching and national platform expenses, of approximately $900,000.

     Cost of equipment. Cost of equipment includes the cost of handsets and accessories sold by our stores and direct sales force to our customers. Cost of equipment for the three months ended March 31, 2002, was approximately $4.9 million, compared to approximately $2.2 million for the three months ended March 31, 2001, an increase of approximately $2.7 million. The increase in the cost of equipment is the result of the growth in our wireless customers (we sold approximately 15,000 handsets through our direct sales channels during the three months ended March 31, 2002, compared to approximately 7,000 during the same period in 2001), partially offset by the decreasing unit cost of the handsets.

For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to approximately $14.7 million for the three months ended March 31, 2002, compared to approximately $7.1 million for the three months ended March 31, 2002, an increase of approximately $7.6 million. This reflects the increase in the costs of operating 39 retail stores in 2002 compared to 17 at the end of the first quarter of 2001. The costs include marketing and advertising in our sales territory of approximately $4.7 million, the increase in subsidies on handsets sold by third parties of approximately $1.7 million and the increase in commissions paid to third parties of approximately $1.2 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

     General and administrative expenses. General and administrative costs include the Sprint PCS management fee (which is 8% of "collected revenues" defined above), a provision for doubtful accounts and costs related to corporate support functions including costs associated with functions performed for us by Horizon Services under our services agreement. These include finance and accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     General and administrative expenses for the three months ended March 31, 2002, were approximately $9.2 million compared to approximately $4.6 million in 2001, an increase of approximately $4.6 million. The increase reflects an increase in the provision for doubtful accounts of approximately $2.8 million, an increase in the Sprint PCS management fee of approximately $1.7 million as a result of higher subscriber revenues in 2002 and other general expenses of approximately $100,000.

     Non-cash compensation expense. We recorded approximately $177,000 for the three months ended March 31, 2002 and 2001 for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $681,000 in 2002, $622,000 in 2003, $193,000 in 2004,
and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $4.5 million to a total of approximately $7.9 million during the three months ended March 31, 2002. The increase reflects the continuing construction of our network as we funded approximately $23.4 million of capital expenditures during the three months ended March 31, 2002.

     Since our acquisition of Bright PCS was accounted for as a purchase transaction, we recorded goodwill and intangible assets. Amortization expense of the intangible asset was approximately $427,000 during the three months ended March 31, 2002 and 2001. Related goodwill amortization was approximately $97,000 during the three months ended March 31, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142. See "Recent Accounting Pronouncements" below.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS in September 2000. We agreed to grant warrants to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in approximately $752,000 of amortization expense per year. Accordingly, amortization expense related to this intangible asset was approximately $188,000 for the three months ended March 31, 2002 and 2001.

     Loss on sale of property and equipment. During the three months ended March 31, 2002, we incurred a loss of approximately $286,000 related to the sale of corporate-owned vehicles. The sale resulted in proceeds of approximately $1.3 million. The vehicles were subsequently leased back from the purchaser.

     Interest income and other, net. Interest income and other income for the three months ended March 31, 2002, was approximately $744,000 compared to approximately $2.9 million in 2001 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the first quarter of 2002 as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     Interest expense, net. Interest expense for the three months ended March 31, 2002, was approximately $12.7 million, compared to approximately $6.2 million in 2001. The increase in interest expense was a result of our additional indebtedness. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the annual interest rate. At March 31, 2001, $50.0 million was outstanding under the secured credit facility. We borrowed an additional $105.0 million on March 22, 2002, which was required under the terms of the secured credit facility. At March 31, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.75%, while the interest rate on the $50.0 term loan B was 6.30%. Interest expense on the secured credit facility was $1.2 million and $1.3 million during the three months ended March 31, 2002 and 2001, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $129.6 million at March 31, 2002. Interest expense on the discount notes was approximately $6.4 million and $5.5 million during the three months ended March 31, 2002 and 2001, respectively.

     On June 15, 2002, we will begin making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended March 31, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $600,000 and $200,000 during the three months ended March 31, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to the increase in interest expense during the three months ended 2002 was approximately $600,000 in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended March 31, 2002 and 2001, was approximately $2.1 million and $1.5 million, respectively. We expect our interest expense to increase in the future as we borrow under our secured credit facility to fund our network build-out and operating losses.

     During 2001, we entered into interest rate swap agreements, effectively fixing the interest rate on $50.0 million borrowed under our variable-rate secured credit facility. We recognized a loss of approximately $34,000 during the first quarter of 2002, in the statement of operations, related to the ineffectiveness of a portion of the hedge.

     Income  taxes.   Until   September  26,  2000,  we  were  included  in  the
consolidated Federal income tax return of Horizon Telcom. We provided for Federal income taxes on a pro rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we are not able to participate in the tax-sharing agreement. Additionally, we are not able to recognize any net operating loss benefits until we generate taxable income. We did not record any income tax benefit for the three months ended March 31, 2002 or 2001, because of the uncertainty of generating future taxable income to be able to recognize current net operating loss carryforwards.

     Net loss.  Our net loss for the three  months  ended  March 31,  2002,  was approximately  $36.8  million  compared to  approximately  $19.5 million for the three months ended March 31, 2001. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities while we continue to construct our network and increase our customer base.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through May 1, 2002, we have issued an additional 3,245,134 shares of convertible preferred stock in payments of all dividends through April 30, 2002, including 1,060,201 shares on May 1, 2002.

     Other comprehensive income (loss). In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of our term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing an additional $25.0 million of our term loan borrowed under the secured credit facility at 7.65%. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. We recovered approximately $390,000 of previously unrealized losses in other comprehensive income during the first quarter of 2002 and recognized approximately $34,000 of loss in the statement of operations due to the ineffectiveness of the hedge.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 26, 2000, we financed our operations through equity contributions from Horizon Telcom and through debt financing provided by the Rural Telephone Finance Cooperative (RTFC). On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrent with the closing, holders of our $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. On September 26, 2000, the Company also received $149.7 million from the issuance of $295.0 million of discount notes due 2010. The discount notes accrete in value until October 1, 2005, at a rate of 14% compounded semi-annually. Also on September 26, 2000, we received an additional $50.0 million as part of a $225.0 million secured credit facility led by First Union National Bank. The amount of the secured credit facility was increased to $250.0 million in November 2000. On June 29, 2001, the Company amended its secured credit agreement with the bank group. This modification amended and restated certain financial covenants, including EBITDA and revenue thresholds. The amendment also increased the margin on the base interest rate by 25 basis points to LIBOR plus 3.75% to 4.25%. On March 22, 2002, the Company received an additional $105.0 million as part of the secured credit facility. On December 7, 2001, the Company received $175.0 million from the issuance of unsecured senior notes due June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at 13.75% commencing June 15, 2002. Approximately $48.7 million of the offering proceeds were placed in an escrow account to fund the first four semi-annual interest payments.

     At March 31, 2002, we had cash and cash equivalents of approximately $195.9 million and working capital of approximately $177.7 million. At December 31, 2001, we had cash and cash equivalents of approximately $123.8 million and working capital of approximately $117.0 million. The increase in cash and cash equivalents of approximately $72.1 million is primarily attributable to the $105.0 million draw on the secured credit facility, offset by the funding of our loss from continuing operations of approximately $36.8 million (this loss includes certain non-cash charges) and funding our capital expenditures of approximately $23.4 million during the first quarter of 2002.

     Net cash used in operating activities for the three months ended March 31, 2002, was approximately $10.7 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. For the three months ended March 31, 2002 our cost per gross additional customer was approximately $342. The net loss of approximately $36.8 million was partially offset by increases to depreciation, increases in accrued liabilities, including the payable to Sprint, offset by increases to accounts receivable.

     Net cash used in investing activities for the three months ended March 31, 2002, was approximately $22.2 million. Our capital expenditures for that period were approximately $23.4 million, reflecting the continuing build-out and upgrade of our network. At March 31, 2002, we operated approximately 700 cell sites in our network (an additional 494 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 96 sites during the three months ended March 31, 2002, and approximately 380 sites since March 31, 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 38 at the end of 2001 to 39 at March 31, 2002. We will incur additional capital expenditures as we complete the build-out of our network, including the launch of additional retail stores, completing additional cell sites and expanding capacity at our switches as needed. We are also upgrading our network to provide 3G (third generation) wireless service which will increase voice capacity and allow for higher-speed data transmission.

     Net cash provided by financing activities for the three months ended March 31, 2002, was $105.0 million consisting of the March 2002 draw on the term loan A required under our secured credit facility.

     At March 31, 2002, we had a $95.0 million line of credit remaining under our secured credit facility. In connection with the waiver agreement entered into with our lending group (discussed in Note 9 and in greater detail below), we agreed not to borrow on this line of credit before June 15, 2002, as long as our cash balance, excluding restricted cash and compensating balances, was greater than $10.0 million. We anticipate our existing cash will be sufficient to meet capital expenditure and working capital requirements until June 15, 2002, and we believe the available borrowings under our secured credit facility will be adequate to fund our network build-out, anticipated operating losses and working capital requirements until we achieve positive EBITDA, which we expect to occur in the third quarter of 2003.

     For the year ended December 31, 2002, we anticipate our funding needs will be between $140.0 and $150.0 million, of which approximately $60.0 million to $70.0 million will be used for capital expenditures with the remainder utilized to fund working capital and operating losses. The actual funds required to build-out and upgrade our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

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

     If we are unable to obtain any necessary additional funding and we are unable to complete our network build-out, this may result in a termination of our Sprint PCS agreement; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase our operating assets or capital stock under terms defined in our agreements with Sprint PCS. Also, any delays in our build-out may result in penalties under our Sprint PCS agreement, as amended.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. We did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, we incurred additional expenses to add those customers. Although we ultimately benefit from the revenues generated by new subscribers, we incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 9, 2002, we entered into a waiver agreement with our lending group waiving this non-compliance with the covenant through June 15, 2002. We also agreed that until June 15, 2002, we would not borrow funds under our $95.0 million facility so long as our cash and cash equivalents (excluding restricted cash) exceeds $10.0 million and that we would maintain the $105.0 million in loan proceeds recently received from the lending group in a separate account. We are currently in negotiations with the bank group to obtain amendments to the covenants. We anticipate finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant was an event of default under our secured credit facility, and will give the lender the right to pursue remedies if we are unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of our senior notes and discount notes. One option available to us would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If we prepaid the facility prior to acceleration, we would avoid default under the indentures for our senior notes and discount notes. In the event of such a prepayment, we believe that we could obtain replacement financing to the extent necessary to fund our business plan. There can be no assurance, however, that we could obtain adequate or timely replacement financing on acceptable terms or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of March 31, 2002, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. The Company will complete the first step of the impairment test by June 30, 2002, and, if necessary, will complete the second step by December 31, 2002.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for trading purposes. We also do not engage in transactions in foreign currencies that would expose us to additional market risk.

     In the normal course of business, our operations are exposed to interest rate risk on our variable-rate secured credit facility. Our primary interest rate risk exposure relates to (i) the interest rate on our financing, (ii) our ability to refinance our fixed-rate discount and senior notes at maturity at market rates, and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable-rate debt and interest rate swaps. In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of the term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing another $25.0 million of the term loan borrowed under the secured credit facility at 7.65%.

     Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis. We are exposed to market risk on our long-term debt related to the current market value of interest rates compared to our fixed and variable-rate debt. As of March 31, 2002, approximately 83% of our long-term debt is fixed-rate or is variable-rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. A 100-basis point increased in interest rates would increase our interest expense approximately $1.1 million and it would also have an impact on the market value of our debt.

     If we do not renew our swaps, or, if we do not hedge variable-rate incremental borrowings under our secured credit facility, of which we have $95.0 million available at March 31, 2002, we will increase our interest rate risk which could have a material impact on our future earnings.

(Dollars in millions)                                        Years Ending December 31,
                                   -------------------------------------------------------------------
                                       2002         2003          2004          2005          2006      Thereafter
                                   -----------  ------------  ------------  ------------  ------------  ----------
Secured credit facility,
  due 2008.....................    $    155.0   $    155.0    $    155.0    $    155.0    $    155.0    $    155.0
     Variable interest rate (1)           5.92%        5.92%         5.92%         5.92%         5.92%         5.92%
     Principal payments........    $      -     $      -      $      0.4    $      0.5    $      0.5    $    153.6

Discount notes, due 2010 (2)...    $    186.3   $    217.5    $    253.1    $    283.7    $    286.1    $    295.0
     Fixed interest rate.......          14.00%       14.00%        14.00%        14.00%        14.00%        14.00%
     Principal payments........    $      -     $      -      $      -      $      -      $      -      $    295.0

Senior notes, due 2011.........    $    175.0   $    175.0    $    175.0    $    175.0    $    175.0    $    175.0
     Fixed interest rate.......          13.75%       13.75%        13.75%        13.75%        13.75%        13.75%
     Principal payments........    $      -     $      -      $      -      $      -      $     -       $    175.0

-----------------

(1) Interest rate on the secured credit facility equals the London Interbank Offered Rate ("LIBOR") plus a margin that varies from 375 to 425 basis points. At March 31, 2002, $50.0 million was effectively fixed at 8.5% through an interest rate swap discussed above. The interest rate is assumed to equal 5.92% for all periods ($50.0 million tranche at 6.25% and $105.0 million tranche at 5.75%).
(2) Face value of the discount notes is $295.0 million. End of year balances presented herein are net of the discount and assume accretion of the discount as interest expense at an annual rate of 14.0%

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. We did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, we incurred additional expenses to add those customers. Although we ultimately benefit from the revenues generated by new subscribers, we incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 9, 2002, we entered into a waiver agreement with our lending group waiving this non-compliance with the covenant through June 15, 2002. We also agreed that until June 15, 2002, we would not borrow funds under our $95.0 million facility so long as our cash and cash equivalents (excluding restricted cash) exceeds $10.0 million and that we would maintain the $105.0 million in loan proceeds recently received from the lending group in a separate account. We are currently in negotiations with the bank group to obtain amendments to the covenants. We anticipate finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant was an event of default under our secured credit facility, and will give the lender the right to pursue remedies if we are unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of our senior notes and discount notes. One option available to us would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If we prepaid the facility prior to acceleration, we would avoid default under the indentures for our senior notes and discount notes. In the event of such a prepayment, we believe that we could obtain replacement financing to the extent necessary to fund our business plan. There can be no assurance, however, that we could obtain adequate or timely replacement financing on acceptable terms or at all.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

WE HAVE NOT HAD ANY PROFITABLE YEARS IN THE PAST FIVE YEARS, AND WE MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOW FROM OPERATING ACTIVITIES.

     We expect to incur significant operating losses and to generate significant negative cash flow from operating activities until 2004 while we continue to construct our network and grow our customer base. Our operating profitability will depend upon many factors, including our ability to market our services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements.

IF WE FAIL TO COMPLETE THE BUILD-OUT OF OUR NETWORK, SPRINT PCS MAY TERMINATE THE SPRINT PCS AGREEMENTS AND WE WOULD NO LONGER BE ABLE TO OFFER SPRINT PCS PRODUCTS AND SERVICES FROM WHICH WE GENERATE SUBSTANTIALLY ALL OUR REVENUES.

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

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint PCS and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. The amounts of the penalties range from $16,500 to $602,000 for each shortfall depending on the market and length of delay (up to 180 days) in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash, or if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We have agreed to continue to use commercially reasonable efforts to reach build-out completion by either June 30, 2002 (for most of the affected markets), or April 30, 2002 (for two of these markets). By April 30, 2002 we materially completed these two markets. However, we continue to experience events of force majeure in most of these markets.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of March 31, 2002, our total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at March 31, 2002, net of a discount of approximately $129.6 million).

     Our substantial debt will have a number of important consequences, including the following:

o we may not have sufficient funds to pay interest on, and principal of, our debt;

o we have to dedicate a substantial portion of any positive cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

o    we  may  not  be  able  to  obtain   additional   financing  for  currently
     unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

o some borrowings likely will be at variable rates of interest, which will result in higher interest expense in the event of increases in market interest rates;

o due to the liens on substantially all of our assets and the pledges of equity ownership of our subsidiaries that secure our secured credit facility, our lenders may control our assets upon a default;

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

IF WE FAIL TO PAY OUR DEBT, OUR LENDERS MAY SELL OUR LOANS TO SPRINT PCS GIVING SPRINT PCS THE RIGHTS OF A CREDITOR TO FORECLOSE ON OUR ASSETS.

     If the lenders accelerate the amounts due under our secured credit facility, Sprint PCS has the right to purchase our obligations under that facility and become a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS' interests as a creditor could conflict with ours. Sprint PCS' rights as a senior lender would enable it to exercise rights with respect to our assets and Sprint PCS' continuing relationship in a manner not otherwise permitted under the Sprint PCS agreements.

IF SPRINT PCS TERMINATES THE SPRINT PCS AGREEMENTS, THE BUY-OUT PROVISIONS OF THOSE AGREEMENTS MAY DIMINISH THE VALUATION OF OUR COMPANY.

     Provisions of the Sprint PCS agreements could affect our valuation and decrease our ability to raise additional capital. If Sprint PCS terminates these agreements, Sprint PCS may purchase our operating assets or capital stock for 80% of the "Entire Business Value" as defined by the agreement. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, Sprint PCS must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and yet to be identified competitors of Sprint PCS or Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for the Company and may operate to reduce the Entire Business Value of the Company.

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

     Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors' networks, which could adversely affect our ability to attract and retain customers. Sprint PCS is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint PCS nor any other PCS provider offers service in every area of the United States. Sprint PCS has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint PCS' national network and, to a lesser extent, on the networks of its other affiliates. Sprint PCS and its affiliate program are subject, in varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this document. Sprint PCS' and its other affiliates' PCS operations may not be successful, which in turn could adversely affect our ability to generate revenues.

WE ARE DEPENDENT UPON SPRINT PCS' BACK OFFICE SERVICES AND ITS THIRD-PARTY VENDORS' BACK OFFICE SYSTEMS. PROBLEMS WITH THESE SYSTEMS, OR TERMINATION OF THESE ARRANGEMENTS, COULD DISRUPT OUR BUSINESS AND POSSIBLY INCREASE OUR COSTS.

     Because Sprint PCS now provides our back office systems such as billing, customer care and collections, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice,
Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

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

IF WE DO NOT MEET ALL OF THE CONDITIONS UNDER OUR SECURED CREDIT FACILITY, WE MAY NOT BE ABLE TO DRAW DOWN ALL OF THE FUNDS UNDER THE FACILITY AND, AS A RESULT, WE MAY NOT BE ABLE TO COMPLETE THE BUILD-OUT OF OUR NETWORK, WHICH MAY RESULT IN THE TERMINATION OF THE SPRINT PCS AGREEMENTS.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of March 31, 2002. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

     o    the absence of any default or event of default;

     o    the continuing accuracy of all representations and warranties; and

     o    no material adverse change.

     If we do not meet these conditions at each funding date, our secured lenders may choose not to lend any or all of the remaining amounts, and if other sources of funds are not available, we may not be in a position to complete the build-out of our network. If we do not have sufficient funds to complete our network build-out, we may be in breach of the Sprint PCS agreements and in default under our senior secured credit facility.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. We did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, we incurred additional expenses to add those customers. Although we ultimately benefit from the revenues generated by new subscribers, we incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On May 8, 2002, we entered into a waiver agreement with our lending group waiving this non-compliance with the covenant through June 15, 2002. We also agreed that until June 15, 2002, we would not borrow funds under our $95.0 million facility so long as our cash and cash equivalents (excluding restricted cash) exceeds $10.0 million and that we would maintain the $105.0 million in loan proceeds recently received from the lending group in a separate account. We are currently in negotiations with the bank group to obtain amendments to the covenants. We anticipate finalizing these amendments by June 15, 2002.

     The failure to comply with the covenant was an event of default under our secured credit facility, and will give the lender the right to pursue remedies if we are unable to agree on the amendment by June 15, 2002. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures of our senior notes and discount notes. One option available to us would be to prepay the indebtedness under the secured credit facility, together with prepayment fees. If we prepaid the facility prior to acceleration, we would avoid default under the indentures for our senior notes and discount notes. In the event of such a prepayment, we believe that we could obtain replacement financing to the extent necessary to fund our business plan. There can be no assurance, however, that we could obtain adequate or timely replacement financing on acceptable terms or at all.

MATERIAL RESTRICTIONS IN OUR DEBT INSTRUMENTS MAY MAKE IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR TAKE OTHER NECESSARY ACTIONS TO REACT TO CHANGES IN OUR BUSINESS.

     The indenture governing the senior notes contains various covenants that limit our ability to engage in a variety of transactions. In addition, the indenture governing our discount notes and the secured credit agreement both impose additional material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, limit our ability to engage in some transactions, including the following:

    o    designated types of mergers or consolidations;

    o    paying dividends or other distributions to our stockholders;

    o    making investments;

    o    selling assets;

    o    repurchasing our common stock;

    o    changing lines of business;

    o    borrowing additional money; and

    o    transactions with affiliates.

    In addition, our secured credit facility requires us to maintain certain ratios, including:

    o    leverage ratios;

    o    an interest coverage ratio; and

    o    a fixed charges ratio,

    and to satisfy certain tests, including tests relating to:

    o    minimum covered population;

    o    minimum number of PCS subscribers in our territory; and

    o    minimum total revenues.

    o    minimum EBITDA.

    These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment. An event of default under the secured credit facility may prevent the Company and the guarantors of the senior notes and the discount notes from paying those notes or the guarantees of those notes.

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

     If we become subject to the repurchase right or change of control redemption requirements under the convertible preferred stock while our secured credit facility, our discount notes or the senior notes are outstanding, we will be required to seek the consent of the lenders under our secured credit facility, the holders of the discount notes and the holders of the senior notes to repurchase or redeem the convertible preferred stock, or attempt to refinance the secured credit facility, the discount notes and the senior notes. If we fail to obtain these consents, there will be an event of default under the terms governing our secured credit facility. In addition, if we do not repurchase or redeem the convertible preferred stock and the holders of the convertible preferred stock obtain a judgment against us, any judgment in excess of $5.0 million would constitute an event of default under the indentures governing the discount notes and the senior notes.

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

     If we cannot acquire the equipment required to build or upgrade our network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of the Sprint PCS agreements. Manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead time for the delivery of this equipment may be longer than anticipated. In addition, the manufacturers of specific types handsets may have to distribute their limited supply of products among their numerous customers. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. If we do not obtain equipment or handsets in a timely manner, we could suffer delays in the build-out of our network, disruptions in service and a reduction in customers.

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

SPRINT PCS' VENDOR DISCOUNTS MAY BE DISCONTINUED, WHICH COULD INCREASE OUR EQUIPMENT COSTS AND REQUIRE MORE CAPITAL THAN WE HAD PROJECTED TO BUILD-OUT OR UPGRADE OUR NETWORK.

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

     Our ability to compete will depend in part on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. In each market, we compete with at least two cellular providers that have had their infrastructure in place and have been operational for a number of years. They may have significantly greater financial and technical resources than we do, they could offer attractive pricing options and they may have a wider variety of handset options. We expect existing cellular providers will continue to upgrade their systems and provide expanded digital services to compete with the Sprint PCS products and services we offer. Many of these wireless providers generally require their customers to enter into long-term contracts, which may make it more difficult for us to attract customers away from them.

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

WE MAY NOT BE ABLE TO OFFER COMPETITIVE ROAMING CAPABILITY, WHICH COULD IMPAIR OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We rely on agreements with competitors to provide automatic roaming capability to our PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Some competitors may be able to offer coverage in areas not served by the Sprint PCS network or may be able to offer roaming rates that are lower than those offered by Sprint PCS and its affiliates. Some of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard for the dominant air interface upon which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this standard, our Sprint PCS customers may have difficulty roaming in some markets.

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

WE MAY NOT RECEIVE AS MUCH SPRINT PCS ROAMING REVENUE AS WE ANTICIPATE AND OUR NON-SPRINT PCS ROAMING REVENUE IS LIKELY TO BE LOW.

     We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return," which has not yet been determined. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

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

PARTS OF OUR TERRITORIES HAVE LIMITED LICENSED SPECTRUM, WHICH MAY ADVERSELY AFFECT THE QUALITY OF OUR SERVICE.

     In the majority of our markets, Sprint PCS has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint PCS has licenses covering only 10 MHz in parts of our territory covering approximately 3.8 million residents out of a total population of over 10.2 million residents. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services. NON-RENEWAL OR REVOCATION BY THE FCC OF THE SPRINT PCS LICENSES WOULD SIGNIFICANTLY HARM OUR BUSINESS BECAUSE WE WOULD NO LONGER HAVE THE RIGHT TO OFFER WIRELESS SERVICE THROUGH OUR NETWORK.

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

WE MAY NEED MORE CAPITAL THAN WE CURRENTLY ANTICIPATE TO COMPLETE THE BUILD-OUT AND UPGRADE OF OUR NETWORK, AND A DELAY OR FAILURE TO OBTAIN ADDITIONAL CAPITAL COULD DECREASE OUR REVENUES.

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

BECAUSE SPRINT PCS HAS RECENTLY REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

     The wireless industry is seeking to implement new "third generation," or "3G," technology. Sprint PCS has recently selected a version of 3G technology for its own networks and required us to upgrade our network to provide those services. We currently estimate this network upgrade will cost approximately $35 million, but actual costs could exceed this estimate. The current deadline for completion of our 3G upgrade is June 30, 2002. If we fail to meet the upgrade deadline, we will be in breach of our Sprint PCS agreements. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

UNAUTHORIZED USE OF OUR NETWORK AND OTHER TYPES OF FRAUD COULD DISRUPT OUR BUSINESS AND INCREASE OUR COSTS.

     We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe we have a plan in place to implement appropriate controls to minimize the effect to us of fraudulent usage, our efforts may not be successful.

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

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also issue additional equity securities, incur additional debt.

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

     Horizon Telcom beneficially owns approximately 58.1% of our outstanding common stock on fully diluted basis as of March 31, 2002. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 84.5% of the voting power on a fully diluted basis at March 31, 2002. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of our notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon
Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

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

     Horizon Telcom controls approximately 84.5% of the voting power of our shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as local telephone services and Internet services, and these businesses may have interests that conflict or compete in some manner with our business. Horizon Telcom is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so. Any conflicts that may arise between us and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to us may impact our financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control our board of directors, conflicts may not be resolved in our favor.

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

     The licensing, construction, use, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated to varying degrees by the FCC, the Federal Aviation Administration and, depending on the jurisdiction, state and local regulatory agencies and legislative bodies. Adverse decisions regarding these regulatory requirements could negatively impact our operations and our cost of doing business.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

Exhibit No.    Description
-----------    -----------
3.1*      Amended and Restated Certificate of Incorporation of Horizon PCS.
3.2*      Bylaws of Horizon PCS.
10.40.3 Waiver Agreement dated May 9, 2002 by and among Horizon Personal Communications, Inc. (the "Company"), Bright Personal Communications Services, LLC, an Ohio limited liability company ("Bright") (each of the Company and Bright, individually a "Borrower" and collectively, the "Borrowers"), Horizon PCS, Inc., a Delaware corporation (the "Parent"), those Subsidiaries of the Parent listed on the signature pages hereto (together with the Parent, individually a "Guarantor" and collectively the "Guarantors"; the Guarantors, together with the Borrowers, individually a "Credit Party" and collectively the "Credit Parties"), the lenders party hereto (the "Lenders"), First Union National Bank, as Administrative Agent (the "Administrative Agent"), Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger (the "Syndication Agent"), and Fortis Capital Corp., as Documentation Agent (the "Documentation Agent")

-------------
* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333- 51238).

(B)  REPORTS ON FORM 8-K

     1. On March 1, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 5 - Other Information" disclosing we issued a press release announcing our financial results for the fourth quarter and fiscal year ended December 31, 2001, and another press release announcing the appointment of Alan G. Morse to a newly created position of Chief Operating Officer.

     2. On March 4, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 9 - Regulation FD Disclosure" disclosing we made a presentation at the CSFB Global Telecommunications CEO Conference in Orlando, Florida.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersign thereunto duly authorized

                                        HORIZON PCS, INC.
                                        Registrant


Date: May 14, 2002                      By: /s/  William A. McKell
                                        ----------------------------------------
                                        William A. McKell
                                        Chief Executive Officer


Date: May 14, 2002                      By: /s/  Peter M. Holland
                                        ----------------------------------------
                                        Peter M. Holland
                                        Chief Financial Officer
                                        (Principal Financial and Chief
                                        Accounting Officer)






                                       43
1470468v1