Form 10-Q
period 2002-06-30
HORIZON PCS INC
filed 2002-08-14
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


As of July 31, 2002, there were 26,646 shares of class A common stock outstanding and 58,445,288 shares of class B common stock outstanding.

                                   HORIZON PCS
                                    FORM 10-Q
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS


                                                                                                           Page
PART I FINANCIAL INFORMATION

       ITEM 1.       Financial Statements......................................................................1

       ITEM 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................................15

       ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk...............................32

PART II OTHER INFORMATION

       ITEM 1.       Legal Proceedings........................................................................33

       ITEM 2.       Changes in Securities and Use of Proceeds................................................33

       ITEM 3.       Defaults Upon Senior Securities..........................................................33

       ITEM 4.       Submission of Matters to a Vote of Security Holders......................................33

       ITEM 5.       Other Information........................................................................34

       ITEM 6.       Exhibits and Reports on Form 8-K.........................................................48

     Horizon PCS, Inc. ("Horizon PCS") is the issuer of 14.00% Senior Discount Notes ("discount notes") due October 1, 2010, and 13.75% Senior Notes ("senior notes") due June 15, 2011. The discount notes and senior notes were the subject of exchange offers that were registered with the Securities and Exchange Commission ("SEC") (Registration No. 333-51238 and 333-85626, respectively). The Co-Registrants are Horizon Personal Communications, Inc. ("HPC"), and Bright Personal Communications Services, LLC ("Bright PCS"), collectively, the "Operating Companies," which are wholly-owned subsidiaries of Horizon PCS. Each of the Operating Companies has provided a full, unconditional, joint and several guaranty of Horizon PCS' obligations under the notes. Horizon PCS has no operations separate from its investment in the Operating Companies. Pursuant to Rule 12h-5 of the Securities Exchange Act of 1934, no separate financial statements and other disclosures concerning the Operating Companies other than narrative disclosures set forth in the Notes to the Interim Condensed Consolidated Financial Statements have been presented herein. Concurrent with the offering of the discount notes discussed above, Horizon PCS issued 295,000 warrants to purchase up to 3,805,000 shares of Horizon PCS' class A common stock. The warrants were registered with the SEC (Registration No. 333-51240). As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "Horizon PCS" means, collectively, Horizon PCS, Inc., and the Operating Companies.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PCS, INC.

Condensed Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                                    June 30,         December 31,
                                                                                      2002               2001
                                                                               ----------------   ----------------
                                                                                  (unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents (includes $105,000,000 on deposit in
     accordance with covenant. See Note 6).................................... $    131,846,266   $    123,775,562
   Restricted cash............................................................       24,062,500         24,597,222
   Investments, held-to-maturity..............................................        6,525,263                 --
   Accounts receivable-- subscriber, less allowance for
     doubtful accounts of approximately $2,301,000 and $1,804,000 at
     June 30, 2002, and December 31, 2001, respectively.......................       21,014,188         14,293,771
   Receivable from affiliate..................................................          115,796            100,437
   Receivable from Parent.....................................................           50,000            483,785
   Equipment inventory........................................................        1,930,950          3,845,433
   Prepaid expenses and other current assets..................................        2,631,708            840,970
                                                                               ----------------   ----------------
      Total current assets....................................................      188,176,671        167,937,180
                                                                               ----------------   ----------------

OTHER ASSETS:
   Restricted cash............................................................       12,032,009         24,062,500
   Intangible asset-- Sprint PCS licenses, net of amortization................       41,610,868         42,840,534
   Goodwill...................................................................        7,191,180          7,191,180
   Debt issuance costs, net of amortization, and other assets.................       27,006,360         24,438,992
                                                                               ----------------   ----------------
      Total other assets......................................................       87,840,417         98,533,206
                                                                               ----------------   ----------------

PROPERTY AND EQUIPMENT, NET                                                         243,517,548        214,867,858
                                                                               ----------------   ----------------

           Total assets....................................................... $    519,534,636   $    481,338,244
                                                                               ================   ================


(Continued on next page)

HORIZON PCS, INC.

As of June 30,  2002,  and  December  31, 2001
--------------------------------------------------------------------------------

                                                                                    June 30,         December 31,
                                                                                      2002               2001
                                                                               ----------------   ----------------
                                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................................ $      6,082,238   $      9,500,931
  Accrued liabilities.........................................................       22,973,931         27,527,462
  Payable to Sprint...........................................................       14,841,718         10,244,529
  Deferred service revenue....................................................        4,675,289          3,712,734
                                                                               ----------------   ----------------
        Total current liabilities.............................................       48,573,176         50,985,656
                                                                               ----------------   ----------------

LONG-TERM LIABILITIES:
  Long-term debt, net of discount.............................................      502,209,607        384,055,643
  Other long-term liabilities.................................................        9,199,897          9,106,625
  Deferred activation revenue.................................................        5,130,237          3,808,618
                                                                               ----------------   ----------------
        Total long-term liabilities...........................................      516,539,741        396,970,886
                                                                               ----------------   ----------------
          Total liabilities...................................................      565,112,917        447,956,542
                                                                               ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 7)

CONVERTIBLE PREFERRED STOCK...................................................      151,061,781        145,349,043

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 10,000,000 shares authorized, none issued
    or outstanding, at $0.0001 par value......................................               --                 --
  Common stock-- class A, 300,000,000 shares authorized,
    26,646 issued and outstanding, at $0.0001 par value.......................                3                  3
  Common stock-- class B, 75,000,000 shares authorized,
    58,458,354 issued and 58,445,288 outstanding                                          5,846              5,846
  Treasury stock-- class B, 13,066 shares, at $8.50 per share.................         (111,061)          (111,061)
  Accumulated other comprehensive income (loss)...............................         (717,809)          (837,851)
  Additional paid-in capital..................................................       91,852,117         91,852,117
  Deferred stock option compensation..........................................       (1,226,122)        (1,566,496)
  Retained deficit............................................................     (286,443,036)      (201,309,899)
                                                                               ----------------   ----------------
          Total stockholders' equity (deficit)................................     (196,640,062)      (111,967,341)
                                                                               ----------------   ----------------
            Total liabilities and stockholders' equity (deficit).............. $    519,534,636   $    481,338,244
                                                                               ================   ================



               The accompanying notes are integral part of these
                  condensed consolidated financial statements

HORIZON PCS, INC.

Condensed Consolidated Statements of Operations
For the  Three  and Six  Months  Ended  June  30,  2002  and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                        For the Three Months Ended         For the Six Months Ended
                                                                   June 30,                         June 30,
                                                      ------------------------------   -------------------------------
                                                            2002            2001             2002             2001
                                                      --------------  --------------   ---------------  --------------
OPERATING REVENUES:
   Subscriber revenues...........................     $   37,100,328  $   15,534,748   $    72,115,533  $   27,597,981
   Roaming revenue...............................         13,115,952       7,737,890        23,935,240      13,852,349
   Equipment revenues............................          1,597,639       1,498,772         3,972,928       2,574,737
                                                      --------------  --------------   ---------------  --------------
      Total operating revenues...................         51,813,919      24,771,410       100,023,701      44,025,067
                                                      --------------  --------------   ---------------  --------------

OPERATING EXPENSES:
   Cost of service (exclusive of items shown
     separately below)...........................         41,295,842      21,095,072        77,046,651      39,076,437
   Cost of equipment.............................          3,741,694       2,312,499         8,661,289       4,502,409
   Selling and marketing.........................         11,224,139      10,306,302        25,931,360      17,402,333
   General and administrative (exclusive of
     items shown separately below)...............         10,269,326       7,486,718        19,444,375      12,075,718
   Non-cash compensation ........................            163,137         902,137           340,374       1,079,374
   Depreciation and amortization.................         12,979,776       4,407,543        20,929,407       7,821,586
                                                      --------------  --------------   ---------------  --------------
      Total operating expenses...................         79,673,914      46,510,271       152,353,456      81,957,857
                                                      --------------  --------------   ---------------  --------------

OPERATING LOSS...................................        (27,859,995)    (21,738,861)      (52,329,755)    (37,932,790)

   Loss on sale of property and equipment                   (355,265)             --          (641,003)             --
   Loss on exchange of stock.....................                 --        (399,673)               --        (399,673)
   Interest income and other, net................          1,001,073       1,379,211         1,744,709       4,265,431
   Interest expense, net of amounts capitalized..        (15,455,914)     (6,526,488)      (28,194,322)    (12,677,436)
                                                      --------------  --------------   ---------------  --------------

LOSS ON OPERATIONS BEFORE INCOME TAXES...........        (42,670,101)    (27,285,811)      (79,420,371)    (46,744,468)
                                                      --------------  --------------   ---------------  --------------

INCOME TAX EXPENSE...............................                 --              --                --              --
                                                      --------------  --------------   ---------------  --------------

NET LOSS.........................................        (42,670,101)    (27,285,811)      (79,420,371)    (46,744,468)
                                                      --------------  --------------   ---------------  --------------

PREFERRED STOCK DIVIDEND.........................         (2,856,397)     (2,717,954)       (5,712,766)     (5,353,577)
                                                      --------------  --------------   ---------------  --------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS........     $  (45,526,498) $  (30,003,765)  $   (85,133,137) $  (52,098,045)
                                                      ==============  ==============   ===============  ==============

Basic and diluted net loss per share available
   to common stockholders........................     $        (0.78)  $       (0.51)  $         (1.46) $        (0.89)
                                                      ==============  ==============   ===============  ==============
Weighted-average common shares outstanding.......         58,471,934      58,471,934        58,471,934      58,471,934
                                                      ==============  ==============   ===============  ==============



               The accompanying notes are integral part of these
                   condensed consolidated financial statements

HORIZON PCS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                    For the Three Months Ended             For the Six Months Ended
                                                            June 30,                               June 30,
                                                -----------------------------------------------------------------------
                                                      2002              2001                    2002           2001
                                                --------------     --------------     ------------------ --------------

NET LOSS......................................  $  (42,670,101)    $  (27,285,811)    $  (79,420,371)    $  (46,744,468)
                                                ==============     ==============     ==============     ==============

OTHER COMPREHENSIVE INCOME (LOSS):
     Net unrealized gain (loss) on hedging
     activities...............................        (269,901)           (54,168)           120,042           (353,073)
                                                --------------     ==============     --------------     --------------

COMPREHENSIVE INCOME (LOSS)...................  $  (42,940,002)    $  (27,339,979)    $  (79,300,329)    $  (47,097,541)
                                                ==============     ==============     ==============     ==============



               The accompanying notes are integral part of these
                   condensed consolidated financial statements

HORIZON PCS, INC.

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                   2002                 2001
                                                                            -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss.............................................................  $    (79,420,371)    $    (46,744,468)
                                                                            ----------------     ----------------
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization........................................        20,929,407            7,821,586
     Non-cash interest expense............................................        12,985,511            9,340,529
     Non-cash compensation expense........................................           340,374            1,079,374
     Loss on exchange of stock............................................                --              399,673
     Loss on hedging activities...........................................            34,103               76,626
     Loss on disposal of property and equipment...........................           641,003                   --
     Provision for doubtful accounts......................................         7,493,937            2,182,983
     Change in:
       Accounts receivable................................................       (14,214,354)          (7,285,429)
       Equipment inventory................................................         1,914,483            1,572,487
       Prepaid expenses and other.........................................        (1,790,738)           2,618,509
       Accounts payable...................................................        (3,418,693)          (8,475,591)
       Accrued liabilities and deferred service revenue...................         8,974,238           (7,665,058)
       Payable to Sprint..................................................         4,597,189              681,968
       Deferred activation revenue........................................         1,321,619            1,015,906
       Change in receivable/payable from affiliates and Parent............           418,426              953,533
       Change in other assets and liabilities, net........................        (1,179,407)          (1,729,726)
                                                                            ----------------     ----------------
         Total adjustments................................................        39,047,098            2,587,370
                                                                            ----------------     ----------------
         Net cash used in operating activities............................       (40,373,273)         (44,157,098)
                                                                            ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.................................................       (49,113,012)         (66,019,254)
     Dividends received...................................................                --               (4,311)
     Purchase of short-term investments...................................        (6,525,263)         (24,880,965)
     Proceeds from the sale of property and equipment.....................         1,543,482                   --
     Proceeds from redemption of RTFC capital certificates................                --            2,895,646
                                                                            ----------------     ----------------
         Net cash used in investing activities............................       (54,094,793)         (88,008,884)
                                                                            ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing fees..............................................        (2,461,230)          (1,267,555)
     Borrowings on long-term debt.........................................       105,000,000                   --
                                                                            ----------------     ----------------
         Net cash provided by financing activities........................       102,538,770           (1,267,555)
                                                                            ----------------     ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................         8,070,704         (133,433,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................       123,775,562          191,417,394
                                                                            ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................  $    131,846,266     $     57,983,857
                                                                            ================     ================

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

     The results of operations for the interim periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001, which includes information and disclosures not presented herein.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

     On April 26, 2000, Horizon Telcom, Inc. ("Parent" or "Horizon Telcom"), formed Horizon PCS, Inc. The Company primarily provides wireless personal communications services ("PCS") as an affiliate of Sprint PCS. The Company entered into management agreements with Sprint PCS, the PCS group of Sprint Corporation, during 1998 and 1999. These agreements, as amended, provide the Company with the exclusive right to build, own, and manage a wireless voice and data services network in markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee, Maryland, Pennsylvania, New York, New Jersey, Michigan, North Carolina and Indiana under the Sprint PCS brand. The Company is required to build the wireless network according to Sprint PCS specifications. The term of the agreements is twenty years with three successive ten-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee did not commence until the Company converted to a fully-branded Sprint PCS network partner in October 1999. The management agreements include indemnification clauses between the Company and Sprint PCS to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

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

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. See "Critical Accounting Policies" under "Item 2. Management's Discussion and Analysis of Financial Results and Operations" of this Form 10-Q.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

     In connection with the Company's December 2001 offering of $175,000,000 of senior notes, the first four semi-annual interest payments due under the terms of the notes were placed in escrow. Amounts to be paid toward interest payments due in the next twelve months have been classified as short term. The first payment was made in June 2002.

INVESTMENTS

     The classification of investments in debt and equity securities is determined by management at the date individual investments are acquired. The classification of those securities and the related accounting policies are as follows:

     Held-to-maturity securities are debt securities for which the Company has both the intent and ability to hold to maturity, regardless of changes in market conditions, liquidity needs or changes in general economic conditions. They are carried at historical cost.

     Available-for-sale securities are debt and equity securities which the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including changes in market conditions, liquidity needs and similar criteria. Available-for-sale securities are carried at fair value as determined by quoted market prices.

     Trading securities are debt and equity securities which the Company intends to purchase and sell frequently and has the intent to sell in the near future at the time the security is purchased. Trading securities are carried at fair value with unrealized holding gains and losses reported in the statement of operations.

     Other investments in which the Company does not have a significant ownership and for which there is no ready market are carried at cost. Information regarding these and all other investments is reviewed periodically for evidence of impairment in value.

PROPERTY AND EQUIPMENT

     Property and equipment, including improvements that extend useful lives, are stated at original cost, while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll-related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost."

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

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

     The Company's accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded as subscriber revenues and selling and marketing expense over the average life for those customers that are assessed an activation fee, currently 30 months.

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to our customers for roaming onto a non-Sprint PCS network and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expense.

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted net loss per share available to common stockholders is computed by dividing net loss available to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include common stock options, stock purchase warrants and convertible preferred stock. These items will be included in the diluted earnings per share calculation when dilutive.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

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

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). As of June 30, 2002, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. See Note 9 herein for additional information.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 5 for discussion on the impact of the adoption of this statement.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of
sale-leaseback   transactions  and  makes  technical   corrections  to  existing
pronouncements. The Company will adopt SFAS No. 145 on July 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Charges relating to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company has not yet determined the impact of the adoption of this statement.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

     Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE 4 - INVESTMENTS

At June 30, 2002, the Company held short-term investments in marketable securities with maturities greater than three months. All held-to-maturity securities mature within one year of June 30, 2002. The following summarizes unrealized gains and losses on investments at June 30, 2002:

                                                          Unrealized      Unrealized       Fair
                                              Cost          Gain              Loss         Value
                                          -------------  -------------   ------------  -------------
Debt securities held-to-maturity           $  6,525,263   $     20,269            --    $  6,545,532

NOTE 5 - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                        June 30,        December 31,
                                                                          2002             2001
                                                                    ---------------   ---------------
Network assets...................................................   $   176,625,688   $   134,257,788
Switching equipment..............................................        62,254,424        35,253,986
Furniture, vehicles and office equipment.........................         9,212,483        10,137,175
Land.............................................................           966,689           966,689
                                                                    ---------------   ---------------
    Property and equipment in service, cost......................       249,059,284       180,615,638
Accumulated depreciation.........................................       (33,916,970)      (22,478,697)
                                                                    ---------------   ---------------
        Property and equipment in service, net...................       215,142,314       158,136,941
Construction work in progress....................................        28,375,234        56,730,917
                                                                    ---------------   ---------------
            Total property and equipment, net....................   $   243,517,548   $   214,867,858
                                                                    ===============   ===============

     The Company capitalized interest of approximately $3,126,000 and $3,118,000 for the six months ended June 30, 2002 and 2001, respectively.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the three and six months ended June 30, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired assets. The total amount of depreciation recorded to date on this equipment is approximately $5.8 million. The residual book value of $400,000 approximates fair market value at June 30, 2002, based on quoted market prices. The switch is in use and is classified as a component of switching equipment above.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT

    The components of long-term debt outstanding are as follows:

                                              Interest Rate at        June 30,       December 31,
                                                June 30, 2002           2002             2001
                                          ----------------------  ---------------  ---------------
Discount notes............................        14.00%          $   295,000,000  $   295,000,000
Senior notes..............................        13.75%              175,000,000      175,000,000
Secured credit facility - term loan A.....        5.87%               105,000,000               --
Secured credit facility - term loan B.....        6.09%                50,000,000       50,000,000
                                                                  ---------------  ---------------
Long-term debt, face value................                            625,000,000      520,000,000
Less: unaccreted interest portion of
  discount notes..........................                           (122,790,393)    (135,944,357)
                                                                  ---------------  ---------------
    Total long-term debt, net.............                        $   502,209,607  $   384,055,643
                                                                  ===============  ===============

     As of June 30, 2002, Horizon PCS had $95.0 million committed under the Company's secured credit facility in the form of a line of credit at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 400-basis points.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. The Company did not meet the covenant for earnings before interest, depreciation and amortization ("EBITDA") for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for that quarter, the Company incurred additional expenses to add those customers. Although the Company ultimately benefits from the revenues generated by new subscribers, the Company incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, the Company obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest rate by 25 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on the Company's borrowings under the remaining $95.0 million revolving credit facility and deposit requirements on the use of the $105.0 million borrowed under the secured credit facility in March 2002. These requirements are described in detail in the Form 8-K filed by the Company on June 27, 2002 (See also "Liquidity and Capital Resources" under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results or Operations").

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, the Company has a tower lease agreements with third parties whereby the Company leases towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company also leases space for its retail stores. At June 30, 2002, the Company leased 39 of its 40 retail stores operating throughout its territories.

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

GUARANTEES

     The discount notes and the senior notes are guaranteed by the Company's existing subsidiaries, HPC and Bright PCS, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the discount notes and senior notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors.

ALLIANCES NETWORK AGREEMENTS

     The Alliances are two independent PCS providers offering service under the NTELOS brand name. In August 1999, the Company entered into a network services agreement with the Alliances for 13 of its markets in Virginia and West Virginia. The initial term is through June 8, 2008, with four automatic ten-year renewals. This agreement was amended in the third quarter of 2001. Under the amended agreement, Horizon PCS is obligated to pay fixed minimum monthly fees until December 2003, at a lower rate per minute than the prior agreement. Usage in excess of the monthly minute allowance is charged at a set rate per minute.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTIES

     The Company has non-interest-bearing receivables from affiliated companies (other subsidiaries of the Parent) related to advances made to and services received from these affiliated companies. At December 31, 2001, the Company had a receivable from the Parent related to Federal income taxes. The balances due to and due from related parties as of June 30, 2002, and December 31, 2001, are as follows:

                                               June 30,        December 31,
                                                 2002              2001
                                           ---------------   ---------------
Receivable from affiliates..............   $       115,796   $       100,437
Receivable from Parent..................            50,000           483,785

     During the six months ended June 30, 2002 and 2001, a subsidiary of the Parent provided the Company with administrative services including financial, regulatory, human resource and other administrative and support services. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The cost of the administrative services for the six months ended June 30, 2002 and 2001, was approximately $2,701,000 and $3,242,000, respectively.

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS

     During 1999 the Company entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. In conjunction with this transaction, the Company also acquired the Bright PCS management agreement with Sprint PCS and, with it, the right to use the Sprint PCS licenses in Bright PCS' markets. The Company has recognized an intangible asset totaling approximately $33,000,000 related to this licensing agreement which will be amortized over 20 years, the initial term of the underlying management agreement, resulting in annual amortization expense of $1,707,000 through October 2019. Accumulated amortization at June 30, 2002, was approximately $3,428,000.

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001. At June 30, 2002, the remaining unamortized balance of goodwill was approximately $7,191,000.

     The Company adopted SFAS No. 142 on January 1, 2002 (Note 3). As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company was required to complete an impairment test on its remaining goodwill balance as of the date of adoption. The Company completed the first step required by SFAS No. 142 and determined the goodwill remaining at January 1, 2002, was not impaired. The Company will complete an impairment test of the remaining goodwill balance annually, or more frequently if impairment indicators arise.

HORIZON PCS, INC.

Notes to Interim Condensed Consolidated Financial Statements
As of June 30, 2002, and December 31, 2001,
And for the Three and Six Months Ended June 30, 2002 and 2001 (unaudited)
-------------------------------------------------------------------------

NOTE 9 - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

     The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying condensed consolidated statements of operations, excluding the effect of goodwill amortization:

                                           Three Months Ended June 30,                Six Months Ended June 30,
                                           2002                 2001                 2002                 2001
                                    ------------------   ------------------   ------------------   ------------------
Reported net loss................   $      (42,670,101)  $      (27,285,811)  $      (79,420,371)  $      (46,744,468)
Goodwill amortization............                   --               97,222                   --              194,444
                                    ------------------   ------------------   ------------------   ------------------
   Adjusted net loss.............          (42,670,101)         (27,188,589)         (79,420,371)         (46,550,024)
Preferred stock dividend.........           (2,856,397)          (2,717,954)          (5,712,766)          (5,353,577)
                                    ------------------   ------------------   ------------------   ------------------
   Adjusted net loss available
     to common stockholders......   $      (45,526,498)  $      (29,906,543)  $      (85,133,137)  $      (51,903,601)
                                    ==================   ==================   ==================   ==================

Basic and diluted net loss per
   share available to
   common stockholders...........   $            (0.78)  $            (0.51)  $            (1.46)  $            (0.89)
Goodwill amortization............                   --                   --                   --                   --
                                    ------------------   ------------------   ------------------   ------------------
    Adjusted basic and diluted
      net loss per share
      available to common
      stockholders...............   $            (0.78)  $            (0.51)  $            (1.46)  $            (0.89)
                                    ==================   ==================   ==================   ==================

     During 2000, the Company agreed to grant to Sprint PCS warrants to acquire 2,510,460 shares of class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint PCS had substantially completed its obligations under the agreement and the Company completed the required purchase of certain Sprint PCS assets. The warrants will be granted on the earlier of July 31, 2003, or an initial public offering of the Company's common stock. The Company valued the warrants and recorded an intangible asset of approximately $13,356,000. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement resulting in approximately $752,000 of amortization expense per year through June 2018. Accumulated amortization at June 30, 2002, was approximately $1,317,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OR OPERATIONS

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

     o    estimates for churn and ARPU (defined below);

     o statements regarding our plans for and costs of the build-out of our PCS network;

     o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will launch commercial PCS and achieve break-even or positive EBITDA and operating cash flow; and

     o    the anticipated impact of recent accounting pronouncements.

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

     o    our future compliance with debt covenants;

     o the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

     o    changes or advances in technology;

     o competition in the industry and markets in which we operate and the creditworthiness of new customers;

     o    our lack of operating history and anticipation of future losses;

     o    potential fluctuations in our operating results;

     o our potential inability to expand our services and related products in the event of a substantial increase in demand for these services and related products;

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

HISTORY AND BACKGROUND

     Under our agreements with Sprint PCS, we manage our network on Sprint PCS' licensed spectrum and have the right to use the Sprint and Sprint PCS brand names. As of June 30, 2002, we had launched service covering approximately 7.4 million residents, or approximately 73% of the total population in our territory, serving approximately 235,100 customers.

     Horizon PCS is a majority-owned subsidiary of Horizon Telcom. Horizon Telcom is a holding company which, in addition to its common stock ownership of Horizon PCS, owns 100% of The Chillicothe Telephone Company, a local telephone company; Horizon Services, Inc. ("Horizon Services"), which provides administrative services to Horizon PCS and other Horizon Telcom affiliates; and 100% of Horizon Technology, Inc. ("Horizon Technology"), a separate long distance and Internet services business. Prior to providing PCS service, we were a DirecTV affiliate. We sold that business in 1996. We also launched an Internet services business in 1995, which we transferred to Horizon Technology in April 2000.

     The following are key milestones in our business:

     In November 1996, we acquired PCS licenses in the Federal Communications Commissions' ("FCC") C-Block auction giving us the right to provide service to five markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.0 million residents. In August 1997, approximately ten months after receiving our licenses, we launched PCS service as an independent service provider operating under the "Horizon Personal Communications" brand name. We were the third C-Block licensee to launch PCS service in the United States and the first to use CDMA technology.

     In June 1998, we returned all of our FCC licenses except for a portion of the license covering our Chillicothe, Ohio, market in exchange for the forgiveness of our FCC debt. In connection with the return of our FCC licenses, we agreed to become one of five charter Sprint PCS affiliates. Our initial grant of markets from Sprint PCS consisted of seven markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.6 million residents. This grant included the five markets for which we originally held licenses. In November 1998, we began offering Sprint PCS service. However, we continued to use "Horizon Personal Communications" as the primary brand for marketing our PCS service.

     In August 1999, Sprint PCS granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky, North Carolina and Ohio with a total population of approximately 3.3 million residents. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related, independent PCS providers offering services under the NTELOS brand. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets. Within two months of receiving our second grant from Sprint PCS, we were offering Sprint PCS service in 16 of our markets including eleven markets served under this agreement. If we use the Alliances' network to the fullest extent permitted by our agreement, the Alliances' network would provide service to markets with a total population of 3.3 million and coverage to 1.8 million residents, or 52% of the total population.

     In September 1999, Horizon Telcom sold its interest in the towers it owned to SBA Communications, Corp. ("SBA," formerly SBA Towers, Inc.), for $15.7 million and invested the net proceeds in Horizon PCS. Prior to the sale, we had been leasing the towers from Horizon Telcom. We now lease those towers from SBA. Concurrently with the tower sale, we entered into a build-to-suit agreement with SBA for the construction of new towers as part of our network build-out. Under the terms of the agreement, we receive site development fees and reduced lease rates for specified towers constructed by SBA and leased to us as an anchor tenant.

     In September 1999, we became one of the founders of Bright PCS, receiving a 26% equity interest in exchange for an equity contribution of approximately $3.1 million. Shortly after our investment, Bright PCS became the exclusive Sprint PCS affiliate for 13 markets in Indiana, Ohio and Michigan, with a total population of approximately 2.4 million residents. At that time, we also entered into a management agreement with Bright PCS under which we agreed to manage Bright PCS' network build-out and operations. We launched service in substantially all of the Bright PCS markets in October 2000.

     In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint PCS' major national retailers. Since that transition, we have experienced an accelerated growth in our customer base.

     In  May  2000,   Sprint  PCS  granted  us  an   additional  17  markets  in
Pennsylvania, New York, Ohio and New Jersey with a total population of approximately 2.9 million residents.

     In June 2000, we acquired the remaining 74% of Bright PCS that we did not already own to become a 100% owner. As consideration for the outstanding Bright PCS equity, we exchanged 4.7 million shares of our class B common stock, equal to 8% of our outstanding shares of all classes of our common stock prior to the acquisition, and 31,912 shares of Horizon Telcom common stock, equal to 8% of the outstanding shares of Horizon Telcom, which we acquired in February 2000.

     On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrently, holders of our $14.1 million short-term convertible note
(including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. Concurrently, the Company received $149.7 million from the issuance of $295.0 million of 14% discount notes and negotiated a $225.0 million secured credit facility (later increased to a $250.0 million facility) with a bank group. The discount notes were subject to an exchange offer filed with the SEC in late 2001.

     In December 2001, we received $175.0 million from our offering of 13.75% senior notes. The senior notes were subject to an exchange offer filed with the SEC in the second quarter of 2002 and completed in July 2002.

CRITICAL ACCOUNTING POLICIES

     Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging and credit quality trends and Sprint's credit policy. However, our historical write-off and receivables trends are limited due to our strong subscriber growth and the recent launch of new markets. Under Sprint's service plans, customers who do not meet certain credit criteria can select any plan offered subject to an account spending limit, referred to as ASL, to control credit risk exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("No Deposit ASL" or "NDASL"). As a result, a significant amount of our new customer additions (approximately 59% between May 1, 2001, and March 31, 2002) have been under the NDASL program. This increase in sub-prime credit customers under the NDASL program has led to higher churn rates

(defined below) and an increase in account write-offs. While the average balance written-off for an NDASL customer is lower than the write-off balances of non-account spending limit customers, the number of NDASL write-offs has caused an increase in the total amount written-off each quarter, resulting in a higher allowance and provision for doubtful accounts. Beginning in April 2002, the NDASL program was replaced by the "Clear Pay Program," which re-instated the deposit requirement for most credit classes with account spending limits and featured increased back-office controls with respect to credit qualification and account collections. We anticipate the implementation of the deposit under the Clear Pay Program will reduce our future bad debt exposure. If the deposit requirement is later removed or if these allowance for doubtful accounts estimates are insufficient for any reason, our operating income, EBITDA and available cash would be reduced. At June 30, 2002, the allowance for doubtful accounts was $2,301,000 which represents 10% of accounts receivable. At June 30, 2002, 38% of the subscribers in our markets were account spending limit customers with no deposit paid.

     Revenue Recognition. The Company sells handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as subscriber revenue. The Company defers monthly service revenue billed in advance. Roaming revenue is recorded when Sprint PCS subscribers, other Sprint PCS affiliate subscribers and non-Sprint PCS subscribers roam onto the Company's network.

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

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint PCS retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to our customers for roaming onto a Sprint PCS network and revenues from sales of equipment. We report the amounts retained by Sprint PCS as general and administrative expense.

     The Company's accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers, currently estimated to be 30 months, that are assessed an activation fee. Prior to January 1, 2002, we estimated the average life of a customer to be 36 months. We reduced this estimate to 30 months in consideration of an increase in churn (defined below) resulting from the NDASL program discussed earlier.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

KEY METRICS

     Customer Additions. As of June 30, 2002, we provided personal communication service directly to approximately 235,100 customers. For the three months ended June 30, 2002 and 2001, Horizon PCS subscribers increased by approximately 12,400 and 21,600 customers, respectively. Gross activations during the second quarter of 2002 were 31% higher than the same period in 2001. However, an increase in the churn of NDASL subscribers resulted in overall lower net customer additions for the three months ended June 30, 2002, compared to the three months ended June 30, 2001.

     Cost Per Gross Addition. Cost Per Gross Addition ("CPGA") summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period. CPGA was $364 for the three months ended June 30, 2002, compared to $385 for the three months ended June 30, 2001. This decrease is primarily the result of higher gross activations in 2002 compared to 2001.

     Churn. Churn is the monthly rate of customer turnover that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Churn for the three months ended June 30, 2002, was 3.2% compared to 2.1% for the three months ended June 30, 2001. This increase in churn is a result of an increase in the amount of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period.

     Average Revenue Per Unit. Average Revenue Per Unit ("ARPU") summarizes the average monthly service revenue per customer. ARPU is computed by dividing service revenue and roaming revenues for the period by the average subscribers for the period.

     The following summarizes APPU for the three months ended June 30:

                                                   2002            2001
                                             -------------   -------------
Service revenues*....................        $          56   $          55
Roaming revenues.....................                   19              27
                                             -------------   -------------
   ARPU..............................        $          75   $          82
                                             =============   =============
_________________
* Excludes impact of a non-recurring adjustment to access revenue

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

RESULTS OF OPERATIONS

Revenues. The following table sets forth a breakdown of our revenues by type for the three months ended June 30:

        (Dollars in thousands)               2002                 2001
                                     --------------------  -------------------
                                         Amount        %      Amount       %
                                     ------------  ------  ----------  -------
        Subscriber revenues          $     37,100     72%  $   15,534      63%
        Roaming revenues                   13,116     25%       7,738      31%
        Equipment revenues                  1,598      3%       1,499       6%
                                     ------------  ------  ----------  -------
        Total revenues               $     51,814    100%  $   24,771     100%
                                     ============  ======  ==========  =======

     Subscriber revenues for the three months ended June 30, 2002, were approximately $37.1 million, compared to approximately $15.5 million for the three months ended June 30, 2001, an increase of approximately $21.6 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 235,100 customers at June 30, 2002, compared to approximately 106,300 at June 30, 2001. Our customer base has grown because we have launched additional markets and increased our sales force.

     Sprint PCS assesses access charges to long distance carriers on Horizon PCS' behalf for the termination of landline originated calls in our markets. Though regulations generally entitle a carrier that terminates a call on the behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers, including AT&T, have disputed Sprint PCS's assessment of these charges as well as the corresponding rate at which the charges were determined. In July 2002, the FCC ruled that AT&T was not required to pay these charges unless AT&T had agreed to do so in its contract with Sprint PCS and remanded the case to a U.S. District Court for further proceedings. Because the case is still pending we cannot predict, with certainty, the final outcome of this action. As a result, we recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. The Company plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint PCS has asserted the right to recover these revenues from us. We will continue to assess the ability of Sprint PCS or other carriers to recover these charges. We are also continuing to review the availability of defenses we may have against Sprint PCS' claim to recover these revenues from us.

     Roaming revenues increased from approximately $7.7 million during the three months ended June 30, 2001, to approximately $13.1 million for the three months ended June 30, 2002, an increase of approximately $5.4 million. This increase resulted from launching additional markets over the past year, including markets covering major interstate highways, and was offset somewhat by the change in rate discussed above.

     Equipment revenues for the three months ended June 30, 2002, were approximately $1.6 million, compared to approximately $1.5 million for the three months ended June 30, 2001, representing an increase of approximately $100,000. The increase in equipment revenues is the result of an increase in the number of handsets sold, somewhat offset by a lower sales price per unit.

     Cost of service. Cost of service includes costs associated with operating our network, including site rent, utilities, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint charges, and roaming fees. We pay roaming fees to Sprint PCS when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

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

     Sprint provides back-office and other services to the Company. Recently, Sprint PCS has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. If Sprint PCS were to increase its fees significantly, these increased operating expenses would have an adverse effect on the Company's EBITDA and cash flow.

     Cost of service for the three months ended June 30, 2002, was approximately $41.3 million, compared to approximately $21.1 million for the three months ended June 30, 2001, an increase of approximately $20.2 million. This increase reflects an increase in roaming expense and long distance charges of approximately $6.2 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $3.2 million, both as a result of our subscriber growth during 2001 and the first half of 2002. Additionally, at June 30, 2002, our network covered approximately 7.4 million people versus approximately 5.7 million residents at June 30, 2001. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations expense, including tower lease expense, circuit costs and payroll expense, of approximately $6.6 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $3.6 million and other variable expenses, including interconnection and national platform expenses, of approximately $600,000.

     Cost of equipment. Cost of equipment includes the cost of handsets and accessories sold by our stores and direct sales force to our customers. Cost of equipment for the three months ended June 30, 2002, was approximately $3.7 million, compared to approximately $2.3 million for the three months ended June 30, 2001, an increase of approximately $1.4 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Additionally, we expect to incur additional expense as existing customers upgrade their handsets to newer models and to take advantage of new services that may be available with 3G including high-speed data applications.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to approximately $11.2 million for the three months ended June 30, 2002, compared to approximately $10.3 million for the three months ended June 30, 2001, an increase of approximately $900,000. This reflects the increase in the costs of operating 40 retail stores in 2002 compared to 21 at the end of the second quarter of 2001. The costs include an increase in commissions paid to third parties of approximately $500,000, an increase in subsidies on handsets sold by third parties of approximately $300,000 and an increase in marketing and advertising in our sales territory of approximately $100,000. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

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

     General and administrative expenses for the three months ended June 30, 2002, were approximately $10.3 million compared to approximately $7.5 million in 2001, an increase of approximately $2.8 million. The increase reflects an increase in the provision for doubtful accounts of approximately $2.5 million, primarily due to NDASL customers, and an increase in the Sprint PCS management fee of approximately $1.6 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.3 million. During the second quarter of 2001, we recognized approximately $1.3 million of legal and consulting expenses related to the exploration of strategic business alternatives.

     Non-cash compensation expense. For the three months ended June 30, 2002 and 2001, we recorded stock-based compensation expense of approximately $200,000 and $900,000, respectively. The $900,000 includes approximately $700,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $681,000 in 2002, $622,000 in 2003, $193,000 in 2004, and $71,000
in 2005. This expense may be greater in future years if the value of the Company's common stock increases.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $8.6 million to a total of approximately $13.0 million during the three months ended June 30, 2002. The increase reflects the continuing construction of our network as we funded approximately $25.7 million of capital expenditures during the three months ended June 30, 2002.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the three and six months ended June 30, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired assets.

     Since our acquisition of Bright PCS was accounted for as a purchase transaction, we recorded goodwill and intangible assets. Amortization expense of the intangible asset was approximately $400,000 during the three months ended June 30, 2002 and 2001. Related goodwill amortization was approximately $100,000 during the three months ended June 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142. See "Recent Accounting Pronouncements" below.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS in September 2000. We agreed to grant warrants to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in approximately $800,000 of amortization expense per year. Accordingly, amortization expense related to this intangible asset was approximately $200,000 for the three months ended June 30, 2002 and 2001.

     Loss on sale of property and equipment. During the three months ended June 30, 2002, we incurred a loss of approximately $400,000 related to the sale of network equipment. The sale resulted in proceeds of approximately $300,000.

     Interest income and other, net. Interest income and other income for the three months ended June 30, 2002, was approximately $1.0 million compared to approximately $1.4 million in 2001 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the second quarter of 2002 as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     Interest expense, net. Interest expense for the three months ended June 30, 2002, was approximately $15.5 million, compared to approximately $6.5 million in 2001. The increase in interest expense was a result of our additional indebtedness. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At June 30, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.87%, while the interest rate on the $50.0 million term loan B was 6.09%. Interest expense on the secured credit facility was $2.7 million and $1.2 million during the three months ended June 30, 2002 and 2001, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $122.8 million at June 30, 2002. Interest expense on the discount notes was approximately $6.8 million and $5.9 million during the three months ended June 30, 2002 and 2001, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001, at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended June 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $600,000 and $200,000 during the three months ended June 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to the increase in interest expense during the three months ended 2002 was approximately $400,000 in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended June 30, 2002 and 2001, was approximately $1.0 million and $1.6 million, respectively. We expect our interest expense to increase in the future as we borrow under our secured credit facility to fund our network build-out and operating losses.

     Income  taxes.   Until   September  26,  2000,  we  were  included  in  the
consolidated Federal income tax return of Horizon Telcom. We provided for Federal income taxes on a pro rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we are not able to participate in the tax-sharing agreement. Additionally, we are not able to recognize any net operating loss benefits until we generate taxable income. We did not record any income tax benefit for the three months ended June 30, 2002 or 2001, because of the uncertainty of generating future taxable income to be able to recognize current net operating loss carryforwards.

     Net loss. Our net loss for the three months ended June 30, 2002, was approximately $42.7 million compared to approximately $27.3 million for the three months ended June 30, 2001. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities while we continue to construct our network and increase our customer base.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually, commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through June 30, 2002, we have issued an additional 3,245,134 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002.

     Other comprehensive income (loss). During 2001, we entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. We recorded an unrealized loss of $269,901 in other comprehensive income during the second quarter of 2002.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

KEY METRICS

     Customer Additions. During the six months ended June 30, 2002 and 2001, Horizon PCS subscribers increased by approximately 41,000 and 39,900 customers, respectively. Gross activations during the first half of 2002 increased 64% over the first half of 2001. This growth was offset by an increase in the churn of NDASL subscribers during the first six months of 2002 resulting in comparable net customer additions for the six months ended June 30, 2002, compared to the prior year period. Our overall customer base has grown because we have launched additional markets and increased our sales force.

     Cost Per Gross Addition. Cost per gross addition for the six months ended June 30, 2002, was $351, compared to $355 for the six months ended June 30, 2001. This decrease is primarily attributable to overall higher gross activations in 2002 compared to the first half of 2001.

     Churn. Churn for the six months ended June 30, 2002, was 3.2% compared to 2.2% for the six months ended June 30, 2001. This increase is due to an increase in the churn of NDASL customers.

     Average Revenue Per Unit. The following summarizes ARPU for the six months ended June 30:

                                                   2002            2001
                                             -------------   ----------
Service revenues*.....................       $          56   $          54
Roaming revenues......................                  19              27
                                             -------------   -------------
   ARPU...............................       $          75   $          81
                                             =============   =============
_____________________
* Excludes impact of a non-recurring adjustment to access revenue

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

RESULTS OF OPERATIONS

     Revenues. The following table sets forth a breakdown of our revenues by type:

                                               For the Six Months Ended
                                                        June 30,
       (Dollars in thousands)                  2002                2001
                                       -------------------  -----------------
                                          Amount        %      Amount       %
                                       -----------  ------  ----------  -----
       Subscriber revenues             $    72,116     72%  $   27,598    63%
       Roaming revenues                     23,935     24%      13,852    31%
       Equipment revenues                    3,973      4%       2,575     6%
                                       -----------  ------  ----------  -----
       Total revenues                  $   100,024    100%  $   44,025   100%
                                       ===========  ======  ==========  =====

     Subscriber revenues for the six months ended June 30, 2002, were approximately $72.1 million, compared to approximately $27.6 million for the six months ended June 30, 2001, an increase of approximately $44.5 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 235,100 customers at June 30, 2002, compared to approximately 106,300 at June 30, 2001. Our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased from approximately $13.9 million for the six months ended June 30, 2001, to approximately $23.9 million for the six months ended June 30, 2002, an increase of approximately $10.0 million. This increase resulted from launching additional markets over the past year, including markets covering major interstate highways.

     Equipment revenues for the six months ended June 30, 2002, were approximately $4.0 million, compared to approximately $2.6 million for the six months ended June 30, 2001, an increase of approximately $1.4 million. The increase in equipment revenues is the result of an increase in the number of handsets sold, somewhat offset by a lower sales price per unit.

     Cost of service. Cost of service for the six months ended June 30, 2002, was approximately $77.0 million, compared to approximately $39.1 million for the six months ended June 30, 2001, an increase of approximately $37.9 million. This increase reflects the increase in Sprint PCS roaming fees, including long distance charges, of approximately $11.7 million, the increase in costs incurred under our network services agreement with the Alliances of approximately $6.0 million, the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $11.5 million, increased customer care, activations, and billing expense of approximately $7.1 million, and the increase in other variable expenses, including interconnection and national platform expenses, of approximately $1.6 million.

     Cost of equipment. Cost of equipment for the six months ended June 30, 2002, was approximately $8.7 million, compared to approximately $4.5 million for the six months ended June 30, 2001, an increase of approximately $4.2 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Selling and marketing expenses. Selling and marketing expenses rose to approximately $25.9 million for the six months ended June 30, 2002, compared to approximately $17.4 million for the same period in 2001, an increase of approximately $8.5 million. This increase reflects the increase in the costs of operating our 40 retail stores, including marketing and advertising in our sales territory, of approximately $4.8 million, the increase in subsidies on handsets sold by third parties of approximately $2.0 million, and the increase in commissions paid to third parties of approximately $1.7 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage and add customers.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2002 were approximately $19.4 million compared to approximately $12.1 million in 2001, an increase of approximately $7.3 million. The increase reflects an increase in the provision for doubtful accounts of approximately $5.3 million, primarily due to NDASL customers, and an increase in the Sprint PCS management fee of approximately $3.3 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.3 million. During the second quarter of 2001, we recognized approximately $1.3 million of legal and consulting expenses related to the exploration of strategic business alternatives.

     Non-cash compensation expense. For the six months ended June 30, 2002 and 2001, we recorded stock-based compensation expense of approximately $300,000 and $1.1 million respectively. The $1.1 million includes $700,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and $300,000 for certain stock options granted.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $13.1 million to a total of approximately $20.9 million in 2002. The increase reflects the continuing construction of our network as we funded approximately $49.1 million of capital expenditures during the six months ended June 30, 2002.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the three and six months ended June 30, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired assets.

     Since our acquisition of Bright PCS was accounted for as a purchase transaction, we recorded goodwill and intangible assets. Amortization expense of the intangible asset was approximately $900,000 during the six months ended June 30, 2002 and 2001. Related goodwill amortization was approximately $200,000 during the six months ended June 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142. See "Recent Accounting Pronouncements" below

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS in September 2000. We agreed to grant warrants to Sprint PCS in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint PCS at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint PCS management agreement, resulting in approximately $800,000 of amortization expense per year. Accordingly, amortization expense related to this intangible asset was approximately $400,000 for the six months ended June 30, 2002 and 2001.

     Loss on sale of property and equipment. During the six months ended June 30, 2002, we incurred a loss of approximately $600,000 related to the sale of network equipment and corporate-owned vehicles. The sale resulted in proceeds of approximately $1.5 million. The vehicles were subsequently leased back from the purchaser.

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

     Interest income and other, net. Interest income and other income for the six months ended June 30, 2002, was approximately $1.7 million compared to approximately $4.3 million in 2001 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the second quarter of 2002, as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     Interest expense, net. Interest expense for the six months ended June 30, 2002, was approximately $28.2 million, compared to approximately $12.7 million in 2001. The increase in interest expense was a result of our additional indebtedness. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At June 30, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.87%, while the interest rate on the $50.0 term loan B was 6.09%. Interest expense on the secured credit facility was $3.9 million and $2.5 million during the six months ended June 30, 2002 and 2001, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $122.8 million at June 30, 2002. Interest expense on the discount notes was approximately $13.2 million and $11.5 million during the six months ended June 30, 2002 and 2001, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $12.0 million during the six months ended June 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $1.2 million and $400,000 during the six months ended June 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to the increase in interest expense during the six months ended 2002 was approximately $1.0 million in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended June 30, 2002 and 2001, was approximately $3.1 million in each period.

     Income  taxes.   Until   September  26,  2000,  we  were  included  in  the
consolidated federal income tax return of Horizon Telcom. We provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax sharing agreement nor will we be able to recognize any net operating loss benefits until we start to generate taxable income. We did not record any income tax benefit for the six months ended June 30, 2002 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     Net loss. Our net loss for the six months ended June 30, 2002, was approximately $79.4 million compared to approximately $46.7 million for the six months ended June 30, 2001. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities while we continue to construct our network and increase our customer base.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through June 30, 2002, we have issued an additional 3,245,134 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002.

     Other comprehensive income (loss). During 2001, we entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. We recovered $120,042 of previously unrealized losses in other comprehensive income during the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 26, 2000, we financed our operations through equity contributions from Horizon Telcom and through debt financing provided by the Rural Telephone Finance Cooperative (RTFC). On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrent with the closing, holders of our $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. On September 26, 2000, the Company also received $149.7 million from the issuance of $295.0 million of discount notes. The discount notes accrete in value at a rate of 14% compounded semi-annually. The Company will begin making semi-annual cash interest payments on October 1, 2005.

     Also on September 26, 2000, we negotiated a $225.0 million secured credit facility led by Wachovia (formerly First Union National Bank). The amount of the secured credit facility was increased to $250.0 million in November 2000. We drew a $50.0 million term loan under the facility on September 26, 2000, and a $105.0 million term loan on March 22, 2002. A $95.0 million line of credit remains committed to us under the facility at June 30, 2002, with restrictions.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. The Company did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for that quarter, the Company incurred additional expenses to add those customers. Although the Company ultimately benefits from the revenues generated by new subscribers, the Company incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, the Company entered into a fourth amendment to its secured credit agreement with the bank group. The amendment adjusts certain financial covenants and increases the margin on the base interest rate by 25 basis points to LIBOR plus 400 to 450-basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million line of credit and deposit requirements on the $105.0 million we borrowed under the secured credit facility in March 2002. The amendment, and details on the requirements and restrictions, were filed with the Company's Form 8-K on June 27, 2002.

     The following table details the minimum balance requirements placed on cash and cash equivalents on the accompanying condensed consolidated balance sheets under the amended terms of the secured credit facility:

                                                              Deposit balance
                                                                requirement
                                                           --------------------
At June 30, 2002......................................     $       105,000,000
July 1, 2002, through August 15, 2002.................              88,000,000
August 16, 2002, through September 30, 2002...........              71,000,000
October 1, 2002, through November 15, 2002............              63,000,000
November 16, 2002, through December 31, 2002..........              55,000,000
January 1, 2003, through February 15, 2003............              33,000,000
February 16, 2003, through March 31, 2003.............              11,000,000
April 1, 2003, through May 15, 2003...................               5,500,000

     On December 7, 2001, the Company received $175.0 million from the issuance of unsecured senior notes. Interest payments on the senior notes are made semi-annually at 13.75% annually. A portion of the offering proceeds was placed in an escrow account to fund the first four semi-annual interest payments and are classified as restricted cash. The first interest payment was made on June 15, 2002.

     The following table summarizes our long-term debt repayment requirements for the next five years:

(Dollars in millions)                                    Years Ending December 31,
                                   -------------------------------------------------------------------
                                       2002         2003          2004          2005          2006      Thereafter
                                   -----------  ------------  ------------  ------------  ------------  ----------
Secured credit facility,
  due 2008.....................    $    155.0   $    155.0    $    155.0    $    155.0    $    155.0    $    155.0
     Variable interest rate (1)          5.94%        5.94%         5.94%         5.94%         5.94%         5.94%
     Principal payments........    $       --   $       --    $      8.3    $     20.2    $     26.8    $     99.7
Discount notes, due 2010 (2)...    $    186.3   $    217.5    $    253.1    $    283.7    $    286.1    $    295.0
     Fixed interest rate.......         14.00%       14.00%        14.00%        14.00%        14.00%        14.00%
     Principal payments........    $       --   $       --    $       --    $       --    $       --    $    295.0
Senior notes, due 2011.........    $    175.0   $    175.0    $    175.0    $    175.0    $    175.0    $    175.0
     Fixed interest rate.......         13.75%       13.75%        13.75%        13.75%        13.75%        13.75%
     Principal payments........    $       --   $       --    $       --    $       --    $       --    $    175.0

(1) Interest rate on the secured credit facility equals LIBOR plus a margin that varies from 400 to 450 basis points. At June 30, 2002, $50.0 million was effectively fixed at 8.53% through an interest rate swap discussed in "ITEM 3. Quantitative and Qualitative Disclosures About Market Risk". The interest rate is assumed to equal 5.94% for all periods ($50.0 million at 6.09% and $105.0 million at 5.87%).
(2) Face value of the discount notes is $295.0 million. End of year balances presented herein are net of the discount and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     At June 30, 2002, we had cash and cash equivalents of approximately $131.8 million and working capital of approximately $139.6 million. At December 31, 2001, we had cash and cash equivalents of approximately $123.8 million and working capital of approximately $117.0 million. The increase in cash and cash equivalents of approximately $8.0 million is primarily attributable to the $105.0 million draw on the secured credit facility, offset by the funding of our loss from continuing operations of approximately $79.4 million (this loss includes certain non-cash charges) and funding our capital expenditures of approximately $49.1 million during the first half of 2002.

     Net cash used in operating activities for the six months ended June 30, 2002, was approximately $40.4 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $79.4 million was partially offset by increases to depreciation, increases in accrued liabilities, including the payable to Sprint, offset by increases to accounts receivable.

     Net cash used in investing activities for the six months ended June 30, 2002, was approximately $54.1 million. Our capital expenditures for that period were approximately $49.1 million, reflecting the continuing build-out and upgrade of our network. At June 30, 2002, we operated approximately 757 cell sites in our network (an additional 501 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 153 sites during the six months ended June 30, 2002, and approximately 310 sites since June 30, 2001. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 38 at the end of 2001 to 40 at June 30, 2002. We will incur additional capital expenditures as we complete the build-out of our network, including the launch of additional retail stores, completing additional cell sites and expanding capacity at our switches as needed. We are also upgrading our network to provide 3G (third generation) wireless service which will increase voice capacity and allow for high-speed data transmission.

     During the second quarter of 2002, approximately $6.5 million of cash equivalents matured and were reinvested in short-term debt securities. All of the investments mature within one year of June 30, 2002.

     Net cash provided by financing activities for the six months ended June 30, 2002, was $102.5 million consisting mostly of the March 2002 draw on the term loan A required under our secured credit facility of $105.0 million. We incurred $2.5 million of deferred financing fees related to the amendment of our covenants under the secured credit facility discussed above.

     At June 30, 2002, we had a $95.0 million line of credit committed under our secured credit facility. We believe the available borrowings under our secured credit facility will be adequate to fund our network build-out, anticipated operating losses and working capital requirements until we achieve positive EBITDA, which we now expect to occur in first quarter of 2004. We believe the increase in churn and subsequent write-offs of involuntary NDASL deactivations combined with a slow down in activation growth during the second quarter of 2002 has extended the time it will take to reach positive EBITDA. We do not believe the restrictions on our future borrowings and required cash deposits will result in material restrictions in our liquidity or our ability to meet future anticipated working capital requirements.

     Income from ongoing operations and EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered alternatives to net income (loss) as measures of performance or to cash flows as a measure of liquidity.

     For the year ended December 31, 2002, we anticipate our funding needs will be between $150.0 million and $160.0 million, of which approximately $60.0 million to $70.0 million will be used for capital expenditures with the remainder utilized to fund working capital and operating losses. The actual funds required to build-out and upgrade our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

     Other future cash expenditures that may require additional borrowings include:

     o expanding the coverage within our existing operating markets or improving call quality with fill-in coverage;

     o opening additional retail stores, beyond our current plan of 50 stores;

     o mergers or acquisitions of other PCS affiliates of Sprint or other compatible PCS carriers;

     o the grant to us by Sprint PCS of additional markets under our Sprint PCS agreements; and/or

     o expanding our network, if economically justifiable, by exercising our right to build our own network in our markets which are covered by our network services agreement with the Alliances under the terms of that amended agreement.

     If we are unable to obtain any necessary additional funding or if we incur further restrictions on the availability of our current funding and we are unable to complete our network build-out, this may result in a termination of our Sprint PCS agreement; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint PCS may purchase our operating assets or capital stock under terms defined in our agreements with Sprint PCS. Also, any delays in our build-out may result in penalties under our Sprint PCS agreement, as amended.

     Other risk factors that may impact liquidity are:

     o    We may not be able to sustain our growth or obtain sufficient  revenue
          to  achieve  and  sustain   positive  cash  flow  from  operations  or
          profitability;

     o We may experience a higher churn rate, which could result in lower revenue;

     o New customers may be of lower credit quality, which may require a higher provision for doubtful accounts;

     o    Increased competition causing declines in ARPU;

     o Our failure to comply with restrictive financial and operational covenants under the secured credit facility; and;

     o Our upgrade to 3G services, due to which we have incurred significant capital expenditures, may not be successful in the marketplace and may not result in incremental revenue.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indicators arise). As of June 30, 2002, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. See Note 9 in the "Notes to Interim Condensed Consolidated Financial Statements."

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 5 in the "Notes to Interim Condensed Consolidated Financial Statements."

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of
sale-leaseback   transactions  and  makes  technical   corrections  to  existing
pronouncements. The Company will adopt SFAS No. 145 on July 1, 2002, and the adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Charges relating to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company has not yet determined the impact of the adoption of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for speculative trading purposes. We also do not engage in transactions in foreign currencies that would expose us to additional market risk. We manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable-rate debt and interest rate swaps.

     In the normal course of business, our operations are exposed to interest rate risk. Our primary interest rate risk exposure relates to (i) the variable-rate secured credit facility, (ii) our ability to refinance our fixed-rate discount and senior notes at maturity at market rates, and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants under our debt instruments.

     In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of the term loan borrowed under the secured credit facility. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing another $25.0 million of the term loan borrowed under the secured credit facility. The table below compares current market rates on the balances subject to the swap agreements:

     (Dollars in millions)                       At June 30, 2002
                                     ----------------------------------------
                                          Balance     Market rate   Swap rate
                                          -------     -----------   ---------
     Swap 1.....................           $25.0         6.09%          9.40%
     Swap 2.....................           $25.0         6.09%          7.65%

     Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. Since inception and through June 30, 2002, we have recognized approximately $200,000 in losses due to the ineffectiveness of these swaps in the consolidated statement of operations. At June 30, 2002, the Company recognized approximately $700,000 in other comprehensive losses on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge variable-rate incremental borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of June 30, 2002, approximately 83% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. A 100-basis point increase in interest rates would increase our interest expense approximately $1.1 million.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2002, the Company issued 1,060,201 shares of convertible preferred stock as a dividend-in-kind to holders of the outstanding convertible preferred stock. Exemption from the registration provisions of the Securities Act of 1933 ("Securities Act") for this transaction was claimed: (i) on the basis that such transaction did not constitute an "offer to sell," "sale," or "offer to buy" under Section 5 of the Securities Act; (ii) under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof, and (iii) under Rule 144A of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. We did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, we incurred additional expenses to add those customers. Although we ultimately benefit from the revenues generated by new subscribers, we incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, Horizon PCS obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest by 25-basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million revolving credit facility and deposit requirements on the $105.0 million borrowed under the secured credit facility in March 2002.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the period covered by this report, the Company delivered to its stockholders the Company's Proxy Statement for Annual Meeting of Stockholders to be held on May 22, 2002 (the "Proxy Statement").

     (a) The Company's Annual Meeting of Stockholders was held on May 22, 2002.

     (b) The Company's nominees to the Board of Directors of the Company were elected. The election was uncontested. (c)

     (c) Withrespect to each matter (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of election tabulated the following votes:

          (i) Election of Directors

                                                                       Number of Votes       Abstentions and Broker
           Nominee for Office              Number of Votes For            Withheld                  Non-Votes
           -----------------------      -----------------------   -----------------------   ------------------------

           Phoebe H. McKell..........                82,203,708                        --                 5,600,597
           Eric Zinterhofer..........                82,203,708                        --                 5,600,597

     (d) There was no solicitation subject to Rule 14a-11 of Regulation 14A under the Securities Exchange Act of 1934.

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

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint PCS and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. The amounts of the penalties depends on the market and length of delay in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash or, if both Horizon PCS and Sprint PCS agree, in shares of Horizon PCS stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we have launched service in portions of each of these markets, we have not completed all of the build-out requirements. We notified Sprint PCS in November 2001 that it is our position that the reasons for the delay constitute events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies would be applicable. The delay has been primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint PCS notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We agreed to use commercially reasonable efforts to complete the build-out by June 30, 2002 for most of these markets. We have not been able to complete some of the sites in some markets due to continuing force majeure issues.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of June 30, 2002, our total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at June 30, 2002, net of a discount of approximately $122.8 million).

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

     We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

     Because Sprint PCS provides our back office systems such as billing, customer care and collections, our operations could be disrupted if Sprint PCS is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint PCS' business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice,
Sprint PCS may elect to terminate any of these services. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

WE DEPEND ON OTHER TELECOMMUNICATIONS COMPANIES FOR SOME SERVICES WHICH, IF DELAYED, COULD DELAY OUR PLANNED NETWORK BUILD-OUT AND DELAY OUR EXPECTED INCREASES IN CUSTOMERS AND REVENUES.

     We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. American Electric Power, Ameritech, AT&T, Verizon and Sprint (long distance) are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our customers, which are sometimes in short supply, and we may continue to experience delays and interruptions in the future. Delays in obtaining facilities and transport could delay our build-out plans and our business may suffer. Delays could also result in a breach of our Sprint PCS agreements, subjecting these agreements to potential termination by Sprint PCS.

IF WE DO NOT MEET ALL OF THE CONDITIONS UNDER OUR SECURED CREDIT FACILITY, WE MAY NOT BE ABLE TO DRAW DOWN ALL OF THE FUNDS UNDER THE FACILITY AND, AS A RESULT, WE MAY NOT BE ABLE TO COMPLETE THE BUILD-OUT OF OUR NETWORK, WHICH MAY RESULT IN THE TERMINATION OF THE SPRINT PCS AGREEMENTS.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of June 30, 2002. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

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

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. We did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for the quarter, we incurred additional expenses to add those customers. Although we ultimately benefit from the revenues generated by new subscribers, we incur one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, Horizon PCS obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest by 25 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million revolving credit facility and deposit requirements on the $105.0 million borrowed under the secured credit facility in March 2002.

     Although under its most recent forecast, Horizon PCS currently expects to remain in compliance with the covenants as amended, there can be no assurance that its financial results will not be lower than expected in future quarters, causing another non-compliance to occur, which could have a material adverse effect on Horizon PCS' financial condition and results of operations.

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

     o    minimum total revenues; and

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

WE MAY HAVE DIFFICULTY OBTAINING INFRASTRUCTURE EQUIPMENT AND HANDSETS, WHICH COULD RESULT IN DELAYS IN OUR NETWORK BUILD-OUT, DISRUPTION OF SERVICE OR LOSS OF CUSTOMERS.

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

     We anticipate that market prices for two-way wireless voice services and products generally will continue to decline as a result of increased competition. Consequently we may be forced to increase spending for advertising and promotions. Increased competition also may lead to continued increases in customer churn. Those trends could cause further delays in our expected dates to achieve positive EBITDA.

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

     The wireless telecommunications industry is experiencing evolving industry standards. We have employed code division multiple access (CDMA) technology, which is the digital wireless communications technology selected by Sprint PCS for its network. CDMA may not provide the advantages expected by us and by Sprint PCS. In addition to CDMA, there are two other principal signal transmission technologies, time division multiple access, or TDMA, and global systems for mobile communications, or GSM. These three signal transmission technologies are not compatible with each other. If one of these technologies or another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology which, in turn, may require us to make changes at substantially increased costs.

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

BECAUSE SPRINT PCS HAS RECENTLY REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

     The wireless industry is seeking to implement new "third generations," or "3G", technology. Sprint PCS has selected a version of 3G technology (1XRTT) for its own networks and required us to upgrade our network to provide those services. We currently estimate the network upgrade to 1XRTT will cost approximately $35 million, but actual costs could exceed this estimate. Sprint PCS launched the new 3G technology in August 2002. We participated in that launch along with other Sprint PCS affiliates. We still have additional expenditures pending to complete the full implementation of 3G in all of our markets. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

     Sprint provides back-office and other services to the Company. Recently, Sprint PCS has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. If Sprint PCS were to increase its fees significantly, these increased operating expenses would have an adverse effect on the Company's EBITDA and cash flow.

UNAUTHORIZED USE OF OUR NETWORK AND OTHER TYPES OF FRAUD COULD DISRUPT OUR BUSINESS AND INCREASE OUR COSTS.

     We will likely incur costs associated with the unauthorized use of our network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. Although we believe that Sprint has implemented appropriate controls to minimize the effect to us of fraudulent usage, our efforts may not be successful.

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

     Horizon Telcom beneficially owns approximately 54.7% of our outstanding common stock on fully-diluted basis as of June 30, 2002. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 81.2% of the voting power on a fully diluted basis at June 30, 2002. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of our notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon
Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

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

PRESENT AND FUTURE TRANSACTIONS WITH HORIZON TELCOM MAY BE ON TERMS WHICH ARE NOT AS FAVORABLE AS COULD BE OBTAINED FROM THIRD PARTIES.

     In the past, we have entered into transactions with Horizon Telcom including the leasing of towers by Horizon Telcom to us and the advancing of cash to us to finance our operations. In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to us including finance and accounting services, computer access and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 54.7% of our outstanding common stock on a fully diluted basis, third-parties with which we wish to enter into agreements or the marketplace in general may not perceive these transactions with Horizon Telcom to be fair. In addition, because Horizon Telcom has the power to control our board of directors, we may not be able to renew these agreements on terms favorable to us.

WE MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER, WHICH WOULD INCREASE OUR COSTS OF OPERATIONS AND REDUCE OUR REVENUE AND PROSPECTS FOR GROWTH.

     Our strategy to minimize customer turnover, commonly known as churn, may not be successful. As a result of customer turnover, we lose the revenue attributable to these customers and increase the costs of establishing and growing our customer base. The PCS industry has experienced a higher rate of customer turnover as compared to cellular industry averages. We have experienced an increase in churn during 2002, primarily caused by NDASL customers' inability to pay for services billed. Current and future strategies to reduce customer churn may not be successful.

     The rate of customer turnover is affected by the following factors, several of which are not within our ability to address:

     o    credit worthiness of customers;

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

OUR ALLOWANCE FOR DOUBTFUL ACCOUNTS MAY NOT BE SUFFICIENT TO COVER UNCOLLECTIBLE ACCOUNTS.

     On an ongoing basis, we estimate the amount of customer receivables that we may not collect to reflect the expected loss on such accounts in the current period. However, our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

     o    adverse changes in our churn rate exceeding our estimates;

     o    adverse changes in the economy  generally  exceeding our expectations;
          or

     o    unanticipated changes in Sprint PCS' products and services.

     If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

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

     Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for our services, or costs of litigation and damage awards, could impair our ability to profitably operate our business

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit
Number         Description
------         -----------

3.1*           Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*           Bylaws of Horizon PCS.

10.3.3**+      Addendum V to Sprint PCS Management Agreement between Horizon PCS and Sprint PCS, Inc. as of June 1, 2001.

10.21.1**      Amendment  No.  1 to PCS CDMA  Product  Supply  Contract  between
               Motorola, Inc. and Horizon Personal Communications, inc. dated as of September 22, 2000.

10.27.1* Letter Agreement dated April 11, 2002 between SBA Towers, Inc. and Horizon Personal Communications, Inc.

10.40.4 Waiver Agreement dated May 9, 2002 by and among Horizon Personal Communications, Inc. (the "Company"), Bright Personal Communications Services, LLC, an Ohio limited liability company ("Bright") (each of the Company and Bright, individually a "Borrower" and collectively, the "Borrowers"), Horizon PCS, Inc., a Delaware corporation (the "Parent"), those Subsidiaries of the Parent listed on the signature pages hereto (together with the Parent, individually a "Guarantor" and collectively the "Guarantors"; the Guarantors, together with the Borrowers, individually a "Credit Party" and collectively the "Credit Parties"), the lenders party hereto (the "Lenders"), First Union National Bank, as Administrative Agent (the "Administrative Agent"), Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger (the "Syndication Agent"), and Fortis Capital Corp., as Documentation Agent (the "Documentation Agent") (incorporated by reference Exhibit 10.40.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
               2002).

10.40.5 Second Waiver Agreement dated as of June 7, 2002, by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to the Agreement, First Union National Bank, as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 10, 2002).

10.40.6 Fourth Amendment to Credit Agreement and Waiver dated as of June 27, 2002 by and among Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, Horizon PCS, Inc. (the "Parent") and certain Subsidiaries of the Parent, the several banks and other financial institutions as may from time to time become parties to the Agreement, Wachovia Bank, National Association (successor to First Union National Bank), as Administrative Agent, Westdeutsche Landesbank Girozentrale, as Syndication Agent and Arranger and Fortis Capital Corp., as Documentation Agent (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 27, 2002).

10.47**        Employment Agreement between Horizon PCS, Inc., and Alan G. Morse

99.1**         Certification of Periodic Financial Reports

_______________________

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333-51238).

**   Filed herewith.

+ The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1924.

(B)  REPORTS ON FORM 8-K

1. On April 1, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 5 - Other Event" disclosing we initiated discussions with the lead bank in our leading group concerning possible non-compliance with covenant.

2. On April 23, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 9 - Regulation FD Disclosure" disclosing we made a presentation at the Bear Stearns 11th. Annual Credit Research Conference in New York, New York.

3. On May 14, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 5 - Other Event" disclosing we made a press release announcing our financial results for the first quarter of the fiscal year ending December 31, 2002.

4. On June 10, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 5 - Other Event" disclosing wavier agreement made with our lending group waving non-compliance with covenant.

5. On June 27, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 5 - Other Event" disclosing we reached an amendment agreement with our lending group to waive our non-compliance with covenant while the amended facility was being negotiated.

6. On June 28, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 4 - Change in Registrant's Certifying Accountant" disclosing that we had dismissed Arthur Andersen LLP, and engaged KPMG LLP, as our independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersign thereunto duly authorized

                                             HORIZON PCS, INC.
                                             -----------------------------------
                                             Registrant


    Date: August 14, 2002                    By: /s/  William A. McKell
          -----------------                      -------------------------------
                                             William A. McKell
                                             Chief Executive Officer


    Date: August 14, 2002                    By: /s/  Peter M. Holland
          -----------------                      -------------------------------
                                             Peter M. Holland
                                             Chief Financial Officer
                                             (Principal Financial and Chief
                                             Accounting Officer)





                                       50
1489203