Form 10-Q
period 2002-09-30
HORIZON PCS INC
filed 2002-11-12
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

As of October 31, 2002, there were 26,646 shares of class A common stock outstanding and 58,445,288 shares of class B common stock outstanding.

                                HORIZON PCS, INC.
                                    FORM 10-Q
                              THIRD QUARTER REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

   ITEM 1.  Financial Statements...............................................1

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................14

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk........33

   ITEM 4.  Controls and Procedures...........................................33

PART II     OTHER INFORMATION

   ITEM 1.  Legal Proceedings.................................................34

   ITEM 2.  Changes in Securities and Use of Proceeds.........................34

   ITEM 3.  Defaults Upon Senior Securities...................................34

   ITEM 4.  Submission of Matters to a Vote of Security Holders...............34

   ITEM 5.  Other Information.................................................34

   ITEM 6.  Exhibits and Reports on Form 8-K..................................48

     Horizon PCS, Inc. ("Horizon PCS"), is the issuer of 14.00% Senior Discount Notes ("discount notes") due October 1, 2010, and 13.75% Senior Notes ("senior notes") due June 15, 2011. The discount notes and senior notes were the subject of exchange offers that were registered with the Securities and Exchange Commission ("SEC") (Registration No. 333-51238 and 333-85626, respectively). The Co-Registrants are Horizon Personal Communications, Inc. ("HPC"), and Bright Personal Communications Services, LLC ("Bright PCS"), collectively, the "Operating Companies," which are wholly-owned subsidiaries of Horizon PCS. Each of the Operating Companies has provided a full, unconditional, joint and several guaranty of Horizon PCS' obligations under the notes. Horizon PCS has no operations separate from its investment in the Operating Companies. Pursuant to Rule 12h-5 of the Securities Exchange Act of 1934, no separate financial statements and other disclosures concerning the Operating Companies other than narrative disclosures set forth in the Notes to the Consolidated Financial Statements have been presented herein. Concurrent with the offering of the discount notes discussed above, Horizon PCS issued 295,000 warrants to purchase up to 3,805,000 shares of Horizon PCS' class A common stock. The warrants were registered with the SEC (Registration No. 333-51240). As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "Horizon PCS" means, collectively, Horizon PCS, Inc., and the Operating Companies.

                          PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PCS, INC.

Consolidated Balance Sheets
As of September 30, 2002, and December 31, 2001
--------------------------------------------------------------------------------

                                                    September 30,   December 31,
                                                        2002             2001
                                                    -------------  -------------
                                                     (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents (includes
   $71,000,000 on deposit in accordance with
   covenant amendment in 2002)................... $ 109,131,378   $ 123,775,562
  Restricted cash.................................    24,062,500      24,597,222
  Accounts receivable-- subscriber, less
   allowance for doubtful accounts of
   approximately $2,377,000 and $1,804,000 at
   September 30, 2002, and December 31, 2001,
   respectively...................................    22,118,741      14,293,771
  Receivable from affiliates......................       152,765         100,437
  Receivable from Parent..........................         2,105         483,785
  Equipment inventory.............................     2,653,004       3,845,433
  Prepaid expenses and other current assets.......     1,976,755         840,970
                                                  --------------   -------------
      Total current assets........................   160,097,248     167,937,180
                                                  --------------   -------------

OTHER ASSETS:
   Restricted cash................................    12,032,009      24,062,500
   Intangible asset -- Sprint PCS licenses,
    net of amortization...........................    40,996,035      42,840,534
   Goodwill.......................................     7,191,180       7,191,180
   Debt issuance costs, net of amortization.......    21,063,918      20,437,556
   Deferred activation expense and other assets...     5,706,252       4,001,436
                                                  --------------   -------------
      Total other assets..........................    86,989,394      98,533,206
                                                  --------------   -------------

PROPERTY AND EQUIPMENT, NET                          243,640,695     214,867,858
                                                  --------------   -------------

           Total assets...........................$  490,727,337   $ 481,338,244
                                                  ==============   =============


(Continued on next page)

HORIZON PCS, INC.

As of September 30, 2002, and December 31, 2001

                                                    September 30,   December 31,
                                                        2002            2001
                                                    -------------   ------------
                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
  Accounts payable................................ $  19,132,000   $  26,444,888
  Accrued liabilities.............................    13,852,759      10,583,505
  Payable to Sprint...............................    14,865,582      10,244,529
  Deferred service revenue........................     4,926,404       3,712,734
                                                   -------------   -------------
        Total current liabilities.................    52,776,745      50,985,656
                                                   -------------   -------------

LONG-TERM LIABILITIES:
  Long-term debt, net of discount.................   509,008,999     384,055,643
  Other long-term liabilities.....................     9,155,832       9,106,625
  Deferred activation revenue.....................     5,485,129       3,808,618
                                                   -------------   -------------
        Total long-term liabilities...............   523,649,960     396,970,886
                                                   -------------   -------------
          Total liabilities.......................   576,426,705     447,956,542
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

CONVERTIBLE PREFERRED STOCK.......................   154,067,678     145,349,043

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 10,000,000 shares
   authorized, none issued or outstanding,
   at $0.0001 par value...........................            --              --
  Common stock-- class A, 300,000,000 shares
   authorized, 26,646 issued and outstanding,
   at $0.0001 par value...........................             3               3
  Common stock-- class B, 75,000,000 shares
   authorized, 58,458,354 issued and 58,445,288
   outstanding....................................         5,846           5,846
  Treasury stock-- class B, 13,066 shares,
   at $8.50 per share.............................      (111,061)       (111,061)
  Accumulated other comprehensive income (loss)...      (697,123)       (837,851)
  Additional paid-in capital......................    91,852,117      91,852,117
  Deferred stock option compensation..............    (1,055,934)     (1,566,496)
  Retained deficit................................  (329,760,894)   (201,309,899)
                                                   -------------   -------------
          Total stockholders' equity (deficit)....  (239,767,046)   (111,967,341)
                                                   -------------   -------------
            Total liabilities and
            stockholders' equity (deficit)........ $ 490,727,337   $ 481,338,244
                                                   =============   =============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Operations
For the Three and Nine Months Ended
September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                         For the Three Months Ended     For the Nine Months Ended
                                                 September 30,                September 30,
                                         -----------------------------  -----------------------------
                                              2002           2001            2002           2001
                                         --------------  -------------  --------------  -------------
OPERATING REVENUES:
 Subscriber revenues.................... $   39,280,826  $  21,390,868  $  111,396,359  $  48,988,849
 Roaming revenue........................     14,993,078     11,792,956      38,928,318     25,645,305
 Equipment revenues.....................      1,787,076      2,020,282       5,760,004      4,595,019
                                         --------------  -------------  --------------  -------------
      Total operating revenues..........     56,060,980     35,204,106     156,084,681     79,229,173
                                         --------------  -------------  --------------  -------------

OPERATING EXPENSES:
 Cost of service (exclusive of
  items shown separately below).........     43,849,786     29,186,623     120,896,437     68,263,060
 Cost of equipment......................      3,973,789      4,125,835      12,635,078      8,628,244
 Selling and marketing..................     13,027,292     12,636,251      38,958,652     30,038,584
 General and administrative
  (exclusive of items shown
  separately below).....................     10,889,063      7,190,155      30,333,438     19,265,873
 Non-cash compensation .................        170,188        177,237         510,562      1,256,611
 Depreciation and amortization..........      9,302,721      5,158,645      30,232,128     12,980,231
                                         --------------  -------------  --------------  -------------
    Total operating expenses............     81,212,839     58,474,746     233,566,295    140,432,603
                                         --------------  -------------  --------------  -------------

OPERATING LOSS..........................    (25,151,859)   (23,270,640)    (77,481,614)   (61,203,430)

   Gain (Loss) on disposal of
     property and equipment                       9,961             --        (631,042)            --
   Loss on exchange of stock............             --             --              --       (399,673)
   Interest income and other, net.......        719,755        580,822       2,464,464      4,846,253
   Interest expense, net of amounts
     capitalized........................    (15,889,818)    (5,996,762)    (44,084,140)   (18,674,198)
                                         --------------  -------------  --------------  -------------

LOSS ON OPERATIONS BEFORE
 INCOME TAXES........................       (40,311,961)   (28,686,580)   (119,732,332)   (75,431,048)
                                         --------------  -------------  --------------  -------------

INCOME TAX EXPENSE...................                --             --              --             --
                                         --------------  -------------  --------------  -------------

NET LOSS.............................       (40,311,961)   (28,686,580)   (119,732,332)   (75,431,048)
                                         --------------  -------------  --------------  -------------

PREFERRED STOCK DIVIDENDS............        (3,005,897)    (2,816,053)     (8,718,663)    (8,169,630)
                                         --------------  -------------  --------------  -------------

NET LOSS AVAILABLE TO COMMON
 STOCKHOLDERS........................    $  (43,317,858) $ (31,502,633) $ (128,450,995) $ (83,600,678)
                                         ==============  =============  ==============  =============

Basic and diluted net loss
   per share available to common
   stockholders.....................     $        (0.74) $       (0.54) $        (2.20) $       (1.43)
                                         ==============  =============  ==============  =============
Basic and diluted weighted-average
   common shares outstanding.........        58,471,934     58,471,934      58,471,934     58,471,934
                                         ==============  =============  ==============  =============



              The accompanying notes are an integral part of these
                        consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended
September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                         For the Three Months Ended     For the Nine Months Ended
                                                 September 30,                September 30,
                                         ---------------------------   ---------------------------
                                             2002           2001           2002           2001
                                         -------------  ------------   -------------  ------------

NET LOSS.............................    $(40,311,961)  $(28,686,580)  $(119,732,332) $ (75,431,048)
                                         =============  ============   ============== ==============

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain (loss)
  on hedging activities..............          20,686       (326,108)        140,728       (679,181)
                                         -------------  -------------  -------------- --------------

COMPREHENSIVE INCOME (LOSS)..........    $(40,291,275)  $(29,012,688)  $(119,591,604) $ (76,110,229)
                                         =============  =============  ============== ==============



              The accompanying notes are an integral part of these
                        consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Cash Flow
For the Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

                                                    For the Nine Months Ended
                                                          September 30,
                                                   -----------------------------
                                                        2002           2001
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss....................................  $ (119,732,332) $ (75,431,048)
                                                   --------------  -------------
 Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization...............      30,232,128     12,980,231
     Non-cash interest expense...................      20,222,946     13,804,012
     Non-cash compensation expense...............         510,562      1,256,611
     Loss on exchange of stock...................              --        399,673
     Loss on hedging activities..................          48,536         83,689
     Loss on disposal of property and equipment..         631,042             --
     Provision for doubtful accounts receivable..      11,939,941      3,780,912
     Change in:
       Accounts receivable.......................     (19,764,911)   (10,663,771)
       Equipment inventory.......................       1,192,429        280,913
       Prepaid expenses and other................      (1,135,785)     2,838,615
       Accounts payable..........................      (7,312,890)   (21,034,492)
       Accrued liabilities and deferred service
         revenue.................................      17,048,138      2,562,621
       Payable to Sprint.........................       4,621,053      3,783,467
       Change in receivable/payable from
         affiliates and Parent...................         429,352      1,278,441
       Change in other assets and liabilities, net        104,401       (405,671)
                                                     ------------  -------------
         Total adjustments.......................      58,766,942     10,945,251
                                                     ------------  -------------
         Net cash used in operating activities...     (60,965,390)    64,485,797)
                                                     ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................     (57,620,672)   (90,350,650)
     Dividends received..........................              --         (4,311)
     Proceeds from the sale of property and
       equipment.................................       1,563,970             --
     Proceeds from redemption of RTFC
       capital certificates......................              --      2,895,646
                                                     ------------  -------------
         Net cash used in investing activities...     (56,056,702)   (87,459,315)
                                                     ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing fees.....................      (2,622,092)    (1,267,278)
     Borrowings on long-term debt................     105,000,000             --
                                                     ------------   ------------
         Net cash provided by financing activities    102,377,908     (1,267,278)
                                                     ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................     (14,644,184)  (153,212,390)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...     123,775,562    191,417,394
                                                     ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........    $109,131,378  $  38,205,004
                                                     ============  =============


              The accompanying notes are an integral part of these
                        consolidated financial statements

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - GENERAL

     The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001, which includes information and disclosures not presented herein.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

     On April 26, 2000, Horizon Telcom, Inc. ("Parent" or "Horizon Telcom"), formed Horizon PCS, Inc. The Company provides wireless personal communications services ("PCS") as a PCS affiliate of Sprint Corporation ("Sprint"). The Company entered into management agreements with Sprint during 1998 and 1999. These agreements, as amended, provide the Company with the exclusive right to build, own, and manage a wireless voice and data services network in markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee, Maryland, Pennsylvania, New York, New Jersey, Michigan, North Carolina and Indiana under the Sprint PCS brand. The Company is required to build the wireless network according to Sprint's specifications. The term of the agreements is twenty years with three successive ten-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements include indemnification clauses between the Company and Sprint to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Note 3 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, describes the Company's significant accounting policies in greater detail than the disclosures presented herein.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The statements herein include the accounts of the Company and its wholly-owned subsidiaries, HPC and Bright PCS. All material intercompany transactions and balances have been eliminated.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. See "Critical Accounting Policies" under "Item 2. Management's Discussion and Analysis of Financial Results and Operations" of this Form 10-Q for further information regarding estimates.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

     In connection with the Company's December 2001 offering of $175,000,000 of senior notes, the first four semi-annual interest payments due under the terms of the notes were placed in escrow. Amounts to be paid toward interest payments due within twelve months of the balance sheet date have been classified as short term. The first interest payment on the senior notes was made in June 2002.

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

     The  Company  accounts  for  long-lived   assets  in  accordance  with  the
provisions  SFAS  No.  144,  "Accounting  for  the  Impairment  or  Disposal  of
Long-Lived Assets." SFAS No. 144 requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These statements require an entity recognize all derivatives and hedging activities as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company uses interest rate swaps, designated as cash flow hedges, to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense. Outstanding temporary gains and losses are netted together and shown as either a component of other assets or other long-term liabilities.

REVENUE RECOGNITION

     The Company sells handsets and accessories which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package which is recognized monthly as service is provided and is included as subscriber revenue. The Company defers monthly service revenue billed in advance. Roaming revenue is recorded when Sprint PCS subscribers not based in the Company's network area and non-Sprint PCS subscribers roam onto the Company's network. The roaming rate with Sprint PCS is determined between the Company and Sprint, while the roaming rate charged to other wireless carriers is negotiated by Sprint on the Company's behalf.

     The Company accounts for the recognition of activation fee revenue in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct activation-related expense are deferred and will be recorded as subscriber revenues and selling and marketing expense over the average life for those customers assessed an activation fee, currently 30 months.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company records 100% of PCS subscriber revenues from our customers, roaming revenues from Sprint PCS subscribers based outside our markets and non-Sprint PCS roaming revenues. Sprint retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to our customers for roaming onto a non-Sprint PCS network and revenues from sales of equipment. The amounts retained by Sprint are reported as general and administrative expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on July 1, 2002, and it has not had a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described under SFAS No. 142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 4 for discussion on the impact of the adoption of this statement.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of its remaining goodwill balance annually (or more frequently if impairment indicators arise). As of September 30, 2002, the Company has goodwill of approximately $7,191,000, related to the acquisition of Bright PCS. See Note 8 herein for additional information.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2002 presentation. Management believes the reclassifications are immaterial to previously reported financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                  September 30,    December 31,
                                                      2002             2001
                                                  -------------   -------------
       Network assets...........................  $ 187,626,930    $134,257,788
       Switching equipment......................     67,151,493      35,253,986
       Furniture, vehicles and
         office equipment.......................      9,803,635      10,137,175
       Land.....................................        966,689         966,689
                                                  -------------   -------------
       Property and equipment in
         service, cost..........................    265,548,747     180,615,638
       Accumulated depreciation.................    (42,597,495)    (22,478,697)
                                                  -------------   -------------
       Property and equipment in service, net...    222,951,252     158,136,941
       Construction work in progress............     20,689,443      56,730,917
                                                  -------------   -------------
           Total property and equipment, net....  $ 243,640,695    $214,867,858
                                                  =============   =============

     The   Company   capitalized   interest   and   labor-related   expenses  of
approximately $6,148,000 and $7,207,000 for the nine months ended September 30, 2002 and 2001, respectively.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation and amortization expense for the nine months ended September 30, 2002, includes approximately $3.5 million related to accelerated depreciation on the impaired asset. The total amount of depreciation recorded to date on this equipment is approximately $5.8 million. The residual book value of $400,000 approximates fair market value at September 30, 2002, based on quoted market prices.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT

     The components of long-term debt outstanding are as follows:

                                 Interest Rate at   September 30,   December 31,
                                September 30, 2002      2002           2001
                                ------------------  -------------  -------------
Discount notes....................     14.00%       $295,000,000   $295,000,000
Senior notes......................     13.75%        175,000,000    175,000,000
Secured credit facility -
  term loan A.....................      5.80%        105,000,000             --
Secured credit facility -
  term loan B.....................      6.32%         50,000,000     50,000,000
                                                    -------------  -------------
Long-term debt, face value........                   625,000,000    520,000,000
Less: unaccreted interest
  portion of discount notes.......                  (115,991,001)  (135,944,357)
                                                    -------------  -------------
    Total long-term debt, net.....                 $ 509,008,999  $ 384,055,643
                                                    =============  =============

     As of September 30, 2002, Horizon PCS had $95.0 million committed under the Company's secured credit facility in the form of a line of credit at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 400 basis points.

     Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. The Company did not meet the covenant for earnings before interest, taxes, depreciation and amortization ("EBITDA") for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for that quarter, the Company incurred additional expenses to add those customers. Although the Company ultimately benefits from the revenues generated by new subscribers, the Company incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

     On June 27, 2002, the Company obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest rate by 25 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on the Company's borrowings committed under the remaining $95.0 million revolving credit facility and deposit requirements on the use of the $105.0 million borrowed under the secured credit facility in March 2002. This amendment and its requirements are described in detail in the Form 8-K filed by the Company on June 27, 2002 (See also "Liquidity and Capital Resources" under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results or Operations" included in this Form 10-Q).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Recently, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. The Company, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur additional expenses.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, the Company has tower lease agreements with third parties whereby the Company leases towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods.

     The Company also leases space for its retail stores. At September 30, 2002, the Company leased 39 of its 40 retail stores operating throughout its territories.

     The following table summarizes the annual lease payments required under the Company's existing lease agreements at September 30, 2002.

                                                        Period ending
         Year                                            December 31
         ----                                           -------------
         Fourth quarter of 2002........................ $  2,688,000
         2003...........................................  15,674,000
         2004...........................................  14,862,000
         2005...........................................  12,158,000
         2006...........................................   7,338,000
         April 2004.....................................  10,016,000
                                                        ------------
         Future operating lease obligation............. $ 62,736,000
                                                        ============

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

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ALLIANCES NETWORK AGREEMENT

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

     The following table summarizes the minimum amounts required to be paid under the network services agreement.


                                                             Period ending
          Year                                                December 31
          ----                                               ------------
          Fourth quarter of 2002..........................   $  7,900,000
          2003............................................     38,600,000
                                                             ------------
          Future operating lease obligation...............   $ 46,500,000
                                                             ============

LONG-TERM DEBT COVENANTS

     As discussed in Note 5 above, the Company entered into a covenant amendment under its secured credit facility in June 2002. In addition to a number of changes to the secured credit facility, including an increase in the margin on the base interest rate, this amendment placed restrictions on the Company's ability to draw on the $95.0 million line of credit and deposit requirements on the $105.0 million term loan A borrowed under the secured credit facility in March 2002. These amounts are summarized below.

     The following table details the maximum amount available to be borrowed on the line of credit for the period then ended:


                                                             Maximum amount
                                                            available to be
                                                                borrowed
                                                            ---------------
          September 30, 2002............................... $            --
          December 31, 2002................................              --
          March 31, 2003...................................              --
          June 30, 2003....................................      16,000,000
          September 30, 2003...............................      26,000,000
          December 31, 2003................................      33,000,000
          March 31, 2004...................................      52,000,000
          Thereafter.......................................      95,000,000

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:

                                                              Deposit balance
                                                                requirement
                                                              ---------------
At September 30, 2002................................. ....   $  71,000,000
October 1, 2002, through November 15, 2002.................      63,000,000
November 16, 2002, through December 31, 2002...............      55,000,000
January 1, 2003, through February 15, 2003.................      33,000,000
February 16, 2003, through March 31, 2003..................      11,000,000
April 1, 2003, through May 15, 2003........................       5,500,000

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of September 30, 2002, and December 31, 2001,
And for the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTIES

     The Company has non-interest-bearing receivables from affiliated companies (other subsidiaries of the Parent) related to advances made to and services received from these affiliated companies. At December 31, 2001, the Company had a receivable from the Parent related to Federal income taxes. The balances due to and due from related parties as of September 30, 2002, and December 31, 2001, are as follows:

                                                  September 30,   December 31,
                                                      2002            2001
                                                  -------------   ------------
Receivable from affiliates.......................   $ 152,765      $ 100,437
Receivable from Parent...........................       2,105        483,785

     During the nine months ended September 30, 2002 and 2001, a subsidiary of the Parent provided the Company with administrative services including financial, regulatory, human resource and other administrative and support services. The cost of the administrative services for the nine months ended September 30, 2002 and 2001, was approximately $3,944,000 and $4,735,000, respectively.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

     During 1999 the Company entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001. At September 30, 2002, the remaining unamortized balance of goodwill was approximately $7,191,000.

     The Company adopted SFAS No. 142 on January 1, 2002 (See Note 3). As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company was required to complete an impairment test on its remaining goodwill balance as of the date of adoption. The Company completed the first step required by SFAS No. 142 and determined the goodwill remaining at January 1, 2002, was not impaired. The Company will complete an impairment test of the remaining goodwill balance annually, or more frequently if impairment indicators arise.

     The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying consolidated statements of operations, excluding the effect of goodwill amortization:


                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                        2002              2001           2002              2001
                                  --------------    --------------   --------------   -------------
Reported net loss...............  $ (40,311,961)    $ (28,686,580)   $(119,732,332)   $(75,431,048)
Goodwill amortization...........             --            97,222               --         291,666
                                  --------------   ---------------   --------------   -------------
   Adjusted net loss............    (40,311,961)      (28,589,358)    (119,732,332)    (75,139,382)
Preferred stock dividend........     (3,005,897)       (2,816,053)      (8,718,663)     (8,169,630)
                                  --------------   ---------------   --------------   -------------
   Adjusted net loss available
     to common stockholders.....    (43,317,858)    $ (31,405,411)   $(128,450,995)   $(83,309,012)
                                  ==============   ===============   ==============   =============

Basic and diluted net loss per
   share available to
   common stockholders..........  $       (0.74)    $       (0.54)   $       (2.20)   $      (1.43)
Goodwill amortization...........             --                --               --              --
                                  --------------   ---------------   --------------   -------------
    Adjusted basic and diluted
      net loss per share
      available to common
      stockholders..............  $       (0.74)    $       (0.54)   $       (2.20)   $      (1.43)
                                  ==============   ===============   ==============   =============


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

     o our dependence on our affiliation with Sprint and our dependence on Sprint's back office services;

     o    our future compliance with debt covenants;

     o the need to successfully complete the build-out of our portion of the Sprint PCS network;

     o changes or advances in technology and the acceptance of new technology in the marketplace;

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

     o    changes in government regulation; and

     o    general political, economic and business conditions.

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

HISTORY AND BACKGROUND

     Under our agreements with Sprint, we manage our network on Sprint's licensed spectrum and have the right to use the Sprint and Sprint PCS brand names. As of September 30, 2002, we had launched service covering approximately
7.4 million residents, or approximately 73% of the total population in our territory, and served approximately 241,900 customers.

     Horizon PCS is a majority-owned subsidiary of Horizon Telcom. Horizon Telcom is a holding company which, in addition to its common stock ownership of Horizon PCS, owns 100% of: 1) The Chillicothe Telephone Company, a local telephone company; 2) Horizon Services, Inc. ("Horizon Services"), which provides administrative services to Horizon PCS and other Horizon Telcom affiliates; and 3) Horizon Technology, Inc. ("Horizon Technology"), a separate long distance and Internet services business.

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

     In June 1998, we returned all of our FCC licenses except for a portion of the license covering our Chillicothe, Ohio, market in exchange for the forgiveness of our FCC debt. In connection with the return of our FCC licenses, we agreed to become one of five charter PCS affiliates of Sprint. Our initial grant of markets from Sprint consisted of seven markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.6 million residents. This grant included the five markets for which we originally held licenses. In November 1998, we began offering PCS service under the Sprint licenses. However, we continued to use "Horizon Personal Communications" as the primary brand for marketing our PCS service.

     In August 1999, Sprint granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky, North Carolina and Ohio with a total population of approximately 3.3 million residents. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related, independent PCS providers offering services under the NTELOS brand. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets. Within two months of receiving our second license grant from Sprint, we were offering PCS service in 16 of our markets including eleven markets served under this agreement. The Alliances' network provides coverage to 1.8 million residents, or 55% of the total population.

     In September 1999, Horizon Telcom sold its interest in the towers it owned to SBA Communications, Corp. ("SBA"), and invested the net proceeds in Horizon PCS. Prior to the sale, we had been leasing the towers from Horizon Telcom. We now lease those towers from SBA. Concurrently with the tower sale, we entered into a build-to-suit agreement with SBA for the construction of new towers as part of our network build-out. Under the terms of the agreement, we received site development fees, reduced lease rates, and construction discounts for specified towers constructed by SBA and leased to us as an anchor tenant.

     In September 1999, we became one of the founders of Bright PCS, receiving a 26% equity interest in exchange for an equity contribution of approximately $3.1 million. Shortly after our investment, Bright PCS became the exclusive PCS affiliate of Sprint for 13 markets in Indiana, Ohio and Michigan, with a total population of approximately 2.4 million residents. At that time, we also entered into a management agreement with Bright PCS under which we agreed to manage Bright PCS' network build-out and operations. We launched service in substantially all of the Bright PCS markets in October 2000.

     In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint PCS' major national retailers. Since that transition, we have experienced an accelerated growth in our customer base.

     In May 2000, Sprint granted us an additional 17 markets in Pennsylvania, New York, Ohio and New Jersey with a total population of approximately 2.9 million residents.

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

     On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrently, holders of a $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. The Company received $149.7 million from the issuance of $295.0 million of 14% discount notes and negotiated a $225.0 million secured credit facility (later increased to a $250.0 million facility) with a bank group. The discount notes were subject to an exchange offer filed with the SEC in late 2001.

     In December 2001, we received $175.0 million from our offering of 13.75% senior notes. The senior notes were subject to an exchange offer filed with the SEC in the second quarter of 2002 and completed in July 2002.

CRITICAL ACCOUNTING POLICIES

     Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. However, our historical write-off and receivables trends are limited due to our strong subscriber growth and the recent launch of new markets.

     Under Sprint's service plans, customers who do not meet certain credit criteria can select any plan offered subject to an account spending limit, referred to as ASL, to control credit risk exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("No Deposit ASL" or "NDASL"). As a result, a significant amount of our new customer additions (approximately 59% between May 1, 2001, and March 31, 2002) were under the NDASL program.

     This increase in sub-prime credit customers under the NDASL program has led to higher churn rates (defined below) and an increase in account write-offs. While the average balance written-off for an NDASL customer is lower than the average write-off balances of non-account spending limit customers, the number of NDASL write-offs has caused an increase in the total amount written-off each quarter, resulting in the need for a higher allowance and provision for doubtful accounts receivable.

     Beginning in November 2001, the NDASL program was replaced by "Clear Pay", which had tightened credit criteria. In April 2002, we replaced Clear Pay with "Clear Pay II," which re-instated the deposit requirement for most credit classes with account spending limits and featured increased back-office controls with respect to credit qualification and account collections. We anticipate the implementation of the Clear Pay II program will reduce our future bad debt exposure. If the deposit requirement is later removed or if these allowances for doubtful accounts receivable estimates are insufficient for any reason, our operating income, EBITDA and available cash could be reduced. At September 30, 2002, the allowance for doubtful accounts was $2,377,000, which represents approximately10% of accounts receivable. At September 30, 2002, approximately 33% of the subscribers in our markets were account spending limit customers with no deposit paid.

     Revenue Recognition. The Company sells handsets and accessories, which are recorded at the time of the sale as equipment revenue. After the handset has been purchased, the subscriber purchases a service package that is recognized monthly as service is provided and is included as subscriber revenue. The Company defers a portion of the monthly service revenue that is billed in advance.

     Service revenues consist of PCS subscriber revenues and roaming revenues. PCS subscriber revenues consist primarily of monthly service fees and other charges billed to customers for Sprint PCS service in our territory under a variety of service plans. Roaming revenues consist of Sprint PCS and non-Sprint PCS roaming. We receive Sprint PCS roaming revenues at a per minute rate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network. Non-Sprint PCS roaming revenues include charges to wireless service providers, other than Sprint, when those providers' subscribers roam on our network. The Sprint PCS roaming rate is negotiated between the Company and Sprint. The roaming rate charged to other wireless carriers for their use of our network is negotiated by Sprint with the carrier on our behalf.

     We record 100% of PCS subscriber revenues from our customers, Sprint PCS roaming revenues and non-Sprint PCS roaming revenues. Sprint retains 8% of all collected service revenue as a management fee. Collected service revenues include PCS subscriber revenues and non-Sprint PCS roaming revenues, but exclude Sprint PCS roaming revenues, roaming charges billed to our customers for roaming onto a non-Sprint PCS network and revenues from sales of equipment. We report the amounts retained by Sprint as general and administrative expense.

     The Company's accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense are deferred and will be recorded over the average life for those customers, currently estimated to be 30 months, that are assessed an activation fee. Prior to January 1, 2002, we estimated the average life of a customer to be 36 months. We reduced this estimate to 30 months in consideration of an increase in churn (defined below) resulting from the NDASL program discussed earlier.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

OVERVIEW

     We have focused a significant amount of our operational efforts over the past twelve months on upgrading our wireless network to be able to provide the first level of third generation ("3G") network services marketed by Sprint nationally as "PCS Vision." In conjunction with Sprint's nationwide launch of PCS Vision, we began providing 3G services across our network in mid-August 2002. This upgrade provides users of 3G service a new experience with wireless devices. Subscribers are now able to surf the Internet with their handsets, PDA's, and laptops at speeds of up to 144 kilobits per second ("kbps"). The average user will experience peak rates of 75-80 kbps, which is two to three times faster than historical dial-up speeds. We can now offer a host of new products and services to our subscribers and we believe PCS Vision will entice subscribers of other wireless carriers to move to our robust offerings.

     However, the positive momentum generated by 3G was offset by a larger than anticipated number of NDASL customers being involuntarily disconnected. During the second half of 2001 and first half of 2002, a significant number of our customer additions were under the NDASL program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during the third quarter of 2002 as a significant number of these customers were disconnected and written-off.

     Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we've focused our marketing efforts into recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 70% at September 30, 2002, from 65% at March 31, 2002. We expect our churn rate to be consistent to slightly lower in the fourth quarter of 2002 than the 3.9% we experienced in the third quarter.

     In response to increased competition from other carriers and to improve focus on penetrating our markets with PCS Vision, we took an operational reorganization on October 1, 2002. We realigned our internal geographic markets and added a vice president to oversee our marketing and retail operations teams. We look forward to the benefits of this new organizational alignment and believe it will result in higher gross additions and a better retention effort.

KEY METRICS

     The following discussion details key operating metrics and focuses on the details of our financial performance over the last quarter and current fiscal year.

     Customer Additions. As of September 30, 2002, we provided personal communication service directly to approximately 241,900 customers. For the three months ended September 30, 2002 and 2001, Horizon PCS net subscribers increased by approximately 6,800 and 40,300 customers, respectively. Gross activations during the third quarter of 2002 were 21% lower than the same period in 2001 due in part to changes in deposit requirements for new low credit quality subscribers. Additionally, an increase in the churn of NDASL and Clear Pay subscribers resulted in overall lower net customer additions for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

     Cost Per Gross Addition. CPGA summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period. CPGA was $365 for the three months ended September 30, 2002, compared to $307 for the three months ended September 30, 2001. This increase is primarily the result of lower gross activations in 2002 compared to 2001.

    Churn. Churn is the monthly rate of customer turnover that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Quarterly churn is an average of the three months in the quarter. Churn for the three months ended September 30, 2002, was 3.9 % compared to 2.1% for the three months ended September 30, 2001. This increase in churn is a result of an increase in the amount of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period.

     Average Revenue Per Unit. ARPU summarizes the average monthly revenue per customer. ARPU is computed by dividing service revenue and roaming revenues for the period by the average subscribers for the period.

    The following summarizes ARPU for the three months ended September 30:

                                                        2002            2001
                                                    -------------   -----------
         Service revenues
            Recurring...........................    $          40   $        45
            Minute sensitive....................               12            14
            Features and other..................                3            (2)
                                                    -------------   -----------
              Total service revenues............               55            57
                                                    -------------   -----------

         Roaming revenues.......................               21            31
                                                    -------------   -----------
                ARPU............................    $          76   $        88
                                                    -------------   -----------

     Recurring service ARPU has declined as more customers activated or migrated to service plans in the $29.99 to $39.99 monthly recurring charge range. Additionally, recent service plans are offering more minutes at a lower monthly charge due to increased competition in the wireless industry. These additional minutes have driven down the ARPU received when customers use more minutes than their plan allows. We anticipate this trend to continue on voice-only service plans, but we anticipate higher service ARPU in the future as subscribers activate on data and voice plans, which offer more features, but at a higher monthly charge. ARPU from features and other has increased as we are offering fewer promotional credits and have charged more contract termination fees in 2002 as a result of higher deactivation and churn rates.

     On April 27, 2001, Sprint and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate changed to $0.10 per minute on January 1, 2002. After 2002, the rate will be changed to "a fair and reasonable return" which has not yet been determined. However, based on preliminary discussions with Sprint, we anticipate a significant additional reduction in the rate. The decreases in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future. Somewhat offsetting that rate reduction in Sprint PCS roaming revenue was an increase in non-Sprint PCS revenue as a result of expanding roaming agreements with other wireless carriers.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is a financial metric used to estimate cash flow available to service debt. EBITDA can be calculated from our income statement as follows:

                                                     Three Months Ended
                                                        September 30,
                                                -------------------------------
                                                       2002            2001
                                                ---------------   -------------
      Operating Loss.........................   $  (25,151,859)   $ (23,270,641)
      Plus:  Depreciation and amortization....       9,302,721        5,158,646
             Non-cash compensation............         170,188          177,237
                                                ---------------   -------------

             EBITDA.........................    $  (15,678,950)   $ (17,934,758)
                                                ===============   =============

     EBITDA is not a measure of financial performance presented under generally accepted accounting principals in the United States of America and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. However, the Company's secured credit facility has a covenant requiring EBITDA to be controlled to a certain threshold. During the third quarters of 2002, and 2001, the Company's covenant requirements, as they pertain to EBITDA losses, were ($21,400,00) and ($25,135,000), respectively.

RESULTS OF OPERATIONS

     Revenues. The following table sets forth a breakdown of our revenues by type for the three months ended September 30:

          (Dollars in thousands)           2002                 2001
                                    -------------------  -------------------
                                       Amount       %      Amount        %
                                    ----------  -------  ----------  -------
          Subscriber revenues       $   39,281      70%  $   21,391      61%
          Roaming revenues              14,993      27%      11,793      33%
          Equipment revenues             1,787       3%       2,020       6%
                                    ----------  -------  ----------  -------
          Total revenues            $   56,061     100%  $   35,204     100%
                                    ==========  =======  ==========  =======

     Subscriber revenues for the three months ended September 30, 2002, were approximately $39.3 million, compared to approximately $21.4 million for the three months ended September 30, 2001, an increase of approximately $17.9 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 241,900 customers at September 30, 2002, compared to approximately 146,600 at September 30, 2001. Our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues increased from approximately $11.8 million during the three months ended September 30, 2001, to approximately $15.0 million for the three months ended September 30, 2002, an increase of approximately $3.2 million. This increase resulted from expanding roaming agreements with wireless carriers and from launching additional markets over the past year, including markets covering major interstate highways. This increase was offset somewhat by the decrease in the Sprint PCS roaming rate discussed above.

     Equipment revenues for the three months ended September 30, 2002, were approximately $1.8 million, compared to approximately $2.0 million for the three months ended September 30, 2001, representing a decrease of approximately $200,000. This decrease is attributable to a decline in the sales price of the handset as the average sales price, net of discounts and rebates, decreased to $85 for the three months ended September 30, 2002, from $114 for the same period in 2001.

     Cost of service. Cost of service includes costs associated with operating our network, including site rent, utilities, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint back office and customer care charges, and roaming fees. We pay roaming fees to Sprint when our customers use Sprint PCS' network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

     Also included in cost of service are costs incurred under our network services agreement with the Alliances. In the third quarter of 2001, Horizon PCS negotiated an amendment to its agreement with the Alliances and a related amendment to its Sprint agreements. Under the Alliances amendment, Horizon PCS is obligated to pay a minimum monthly fee for a stated minimum period. Horizon PCS expects to incur lower overall fees under this new arrangement at expected usage levels as compared to the previous agreement that was based on a per minute fee. The Alliances are also obligated to upgrade their networks to provide 3G technology.

     Sprint provides back-office and other services to the Company. Recently, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. The Company, along with the other Sprint affiliates, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur additional expenses which could have a material adverse impact on our liquidity and financial results.

     Cost of service for the three months ended September 30, 2002, was approximately $43.8 million, compared to approximately $29.2 million for the three months ended September 30, 2001, an increase of approximately $14.6 million. This increase reflects an increase in roaming expense and long distance charges of approximately $3.7 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $3.8 million, both as a result of our subscriber growth during 2001 and 2002. Additionally, at September 30, 2002, our network covered approximately 7.4 million people versus approximately 6.6 million residents at September 30, 2001. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations expense, including tower lease expense, circuit costs and payroll expense, of approximately $5.2 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $1.7 million and other variable expenses, including interconnection and national platform expenses, of approximately $200,000. Overall, the average cost of providing service per the average subscriber on our network decreased from $77 to $61 for the three months ended September 30, 2001 and 2002, respectively, as we have increased our subscriber base.

     Cost of equipment. Cost of equipment includes the cost of handsets and accessories sold by our stores and direct sales force to our customers. Cost of equipment for the three months ended September 30, 2002, was approximately $4.0 million, compared to approximately $4.1 million for the three months ended September 30, 2001, a decrease of approximately $100,000. The decrease in the cost of equipment is the result of the lower growth in our wireless customers. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Additionally, we expect to incur additional expense as existing customers upgrade their handsets to newer models to take advantage of new services that may be available with 3G, including high-speed data applications.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to approximately $13.0 million for the three months ended September 30, 2002, compared to approximately $12.6 million for the three months ended September 30, 2001, an increase of approximately $400,000. This includes a decrease in commissions paid to third parties of approximately $300,000, a decrease in subsidies on handsets sold by third parties of approximately $1.2 million and an increase in marketing and advertising in our sales territory of approximately $1.9 million. We expect selling and marketing expense to increase in the aggregate as we expand our coverage, launch additional stores and add customers.

     General and administrative expenses. General and administrative costs include the Sprint management fee (which is 8% of "collected revenues" defined above), a provision for doubtful accounts receivable and costs related to corporate support functions including costs associated with functions performed for us by Horizon Services under our services agreement. These services include finance and accounting functions, computer access and administration, consulting, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     General and administrative expenses for the three months ended September 30, 2002, were approximately $10.9 million compared to approximately $7.2 million in 2001, an increase of approximately $3.7 million. The increase reflects an increase in the provision for doubtful accounts of approximately $2.8 million, primarily due to the write-off of NDASL and ClearPay customers, and an increase in the Sprint management fee of approximately $1.4 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $500,000.

     Non-cash compensation expense. For both the three months ended September 30, 2002 and 2001, we recorded stock-based compensation expense of approximately $200,000 and $200,000, respectively. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $681,000 in 2002, $622,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $4.1 million to a total of approximately $9.3 million during the three months ended September 30, 2002. The increase reflects the continuing construction of our network as we funded approximately $57.6 million of capital expenditures during the nine months ended September 30, 2002.

     Since our acquisition of Bright PCS was accounted for as a purchase transaction, we recorded purchase method goodwill and recorded intangible assets related to the acquisition of Bright PCS' license agreement with Sprint. Amortization expense of the intangible asset was approximately $400,000 during the three months ended September 30, 2002 and 2001. Goodwill amortization was approximately $100,000 during the three months ended September 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the grant of new markets to us by Sprint in September 2000. We agreed to grant warrants to Sprint in exchange for the right to provide service in these additional markets. The warrants will be issued to Sprint at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint management agreement, resulting in approximately $800,000 of amortization expense per year. Accordingly, amortization expense related to this intangible asset was approximately $200,000 for the three months ended September 30, 2002 and 2001.

     Gain on sale of property and equipment. During the three months ended September 30, 2002, we realized a gain of approximately $10,000 related to the sale of miscellaneous equipment. The sale resulted in proceeds of approximately $20,000.

     Interest income and other, net. Interest income and other income for the three months ended September 30, 2002, was approximately $700,000 compared to approximately $600,000 in 2001 and consisted primarily of interest income.

     Interest expense, net. Interest expense for the three months ended September 30, 2002, was approximately $15.9 million, compared to approximately $6.0 million in 2001. The increase in interest expense was a result of our additional indebtedness. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At September 30, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.80%, while the interest rate on the $50.0 million term loan B was 6.32%. Interest expense on the secured credit facility was approximately $2.7 million and $1.1 million during the three months ended September 30, 2002 and 2001, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will begin paying interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $116.0 million at September 30, 2002. Interest expense on the discount notes was approximately $6.8 million and $5.9 million during the three months ended September 30, 2002 and 2001, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001, at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the three months ended September 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $800,000 and $200,000 during the three months ended September 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Additionally interest expense includes, approximately $300,000 and $800,000 in commitment fees paid on the unused portion of our secured credit facility during the three months ended September 30, 2002 and 2001, respectively.

     Capitalized interest reduced interest expense during the three months ended September 30, 2002 and 2001, by approximately $700,000 and $2.0 million, respectively. We expect our interest expense to increase in the future as we borrow under our secured credit facility to fund our network build-out and operating losses.

     Income  taxes.   Until   September  26,  2000,  we  were  included  in  the
consolidated Federal income tax return of Horizon Telcom. We provided for Federal income taxes on a pro rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we are not able to participate in the tax-sharing agreement. Additionally, we are not able to recognize any net operating loss benefits until we generate taxable income. We did not record any income tax benefit for the three months ended September 30, 2002 or 2001, because of the uncertainty of generating future taxable income to be able to utilize current net operating loss carryforwards.

     Net loss. Our net loss for the three months ended September 30, 2002, was approximately $40.3 million compared to approximately $28.7 million for the three months ended September 30, 2001. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities while we continue to construct our network and increase our customer base.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually, commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through September 30, 2002, we have issued an additional 3,245,134 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002. An additional 1,099,958 were issued on November 1, 2002, and are not included in the total above.

     Other comprehensive income (loss). During 2001, we entered into two, two-year interest rate swaps which effectively fix $50.0 million of term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. We recorded an unrealized gain of $21,000 in other comprehensive income during the second quarter of 2002 related to the change in market value of the derivate instrument.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

KEY METRICS

     Customer Additions. During the nine months ended September 30, 2002 and 2001, Horizon PCS net subscribers increased by approximately 47,800 and 80,200 customers, respectively. Gross activations during the first nine months of 2002 and 2001 were 132,900 and 108,800, respectively. The increase in gross activations was offset by an increase in the churn of NDASL and Clear Pay subscribers during the first nine months of 2002 resulting in lower net customer additions for the nine months ended September 30, 2002, compared to the prior year period.

     Cost Per Gross Addition. Cost per gross addition for the nine months ended September 30, 2002, was $356, compared to $337 for the nine months ended September 30, 2001. This increase reflects slightly higher costs offset by an increase in the number of activations.

     Churn. Churn for the nine months ended September 30, 2002, was 3.5% compared to 2.1% for the nine months ended September 30, 2001. This increase is due to an increase in the churn of NDASL and Clear Pay customers.

     Average Revenue Per Unit. The following summarizes ARPU for the nine months ended September 30:

                                                        2002           2001
                                                   ------------    ------------
        Service revenues
           Recurring............................   $         40    $         44
           Minute sensitive.....................             12              15
           Features and other*..................              4              (4)
                                                   ------------    ------------
             Total service revenues.............             56              55
                                                   ------------    ------------

        Roaming revenues........................             19              29
                                                   ------------    ------------
               ARPU.............................   $         75    $         84
                                                   ------------    ------------

     * Excludes impact of a non-recurring adjustment to access revenue

     Recurring service ARPU has declined as more customers activated or migrated to service plans in the $29.99 to $39.99 monthly recurring charge range. Additionally, recent service plans are offering more minutes at a lower monthly charge due to increased competition in the wireless industry. These additional minutes have driven down the ARPU received when customers use more minutes than their plan allows. We anticipate this trend to continue on voice-only service plans, but we anticipate higher service ARPU in the future as subscribers activate on data and voice plans, which offer more features, but at a higher monthly charge. ARPU from features and other has increased as we are offering fewer promotional credits and have charged more contract termination fees in 2002 as a result of higher deactivation and churn rates.

     On April 27, 2001, Sprint and its affiliates announced an agreement on a new Sprint PCS roaming rate; the receivable and payable roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate changed to $0.10 per minute on January 1, 2002. After 2002, the rate will be changed to "a fair and reasonable return" which has not yet been determined. However, based on preliminary discussions with Sprint, we anticipate a significant additional reduction in the rate. The decreases in the rate will reduce our revenue and expense per minute, but we anticipate this rate reduction will be offset by volume increases from the continued build-out of our network and subscriber growth, resulting in greater overall roaming revenue and expense in the future. Somewhat offsetting that rate reduction in Sprint PCS roaming revenue was an increase in non-Sprint PCS revenue as a result of expanding roaming agreements with other wireless carriers.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is a financial metric used to estimate cash flow available to service debt. EBITDA can be calculated from our income statement as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                 -------------------------------
                                                     2002               2001
                                                 -------------   ---------------
     Operating Loss..........................    $(77,481,614)   $  (61,203,431)
     Less: Depreciation and amortization.....      30,232,128        12,980,232
           Non-cash compensation.............         510,562         1,256,611
                                                 -------------   --------------

             EBITDA.........................     $(46,738,924)   $  (46,966,588)
                                                 =============   ==============

     EBITDA is not a measure of financial performance presented under generally accepted accounting principals in the United States of America and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. However, the Company's secured credit facility has a covenant requiring EBITDA to be controlled to a certain threshold. During the third quarters of 2002, and 2001, the Company's covenant requirements, as they pertain to EBITDA losses, were ($21,400,00) and ($25,135,000), respectively.

RESULTS OF OPERATIONS

Revenues. The following table sets forth a breakdown of our revenues by type:

        (Dollars in thousands)                 2002                 2001
                                        -------------------  ------------------
                                           Amount         %    Amount         %
                                        ----------  -------  ----------  ------
        Subscriber revenues             $  111,397      71%  $   48,989      62%
        Roaming revenues                    38,928      25%      25,645      32%
        Equipment revenues                   5,760       4%       4,595       6%
                                        ----------  -------  ----------  -------
        Total revenues                  $  156,085     100%  $   79,229     100%
                                        ==========  =======  ==========  =======

     Subscriber revenues for the nine months ended September 30, 2002, were approximately $111.4 million, compared to approximately $49.0 million for the nine months ended September 30, 2001, an increase of approximately $62.4 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 241,900 customers at September 30, 2002, compared to approximately 146,600 at September 30, 2001. Our customer base has grown because we have launched additional markets and increased our sales force.

     Sprint assesses access charges to long distance carriers on Horizon PCS' behalf for the termination of landline-originated calls in our markets. Though regulations generally entitle a carrier that terminates a call on the behalf of another to be compensated for providing that service, these regulations were developed in a period where services of this nature were provided exclusively by local exchange carriers. Certain long distance carriers, including AT&T, have disputed Sprint's assessment of these charges as well as the corresponding rate at which the charges were determined. In July 2002, the FCC ruled that AT&T was not required to pay these charges unless AT&T had agreed to do so in its contract with Sprint and remanded the case to a U.S. District Court for further proceedings. Because the case is still pending we cannot predict, with certainty, the final outcome of this action. As a result, we recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. The Company plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint has asserted the right to recover from us amounts previously billed on our behalf and remitted to us by Sprint. We will continue to assess the ability of Sprint or other carriers to recover these charges. We are also continuing to review the availability of defenses we may have against Sprint's claim to recover these revenues from us.

     Roaming revenues increased from approximately $25.6 million for the nine months ended September 30, 2001, to approximately $38.9 million for the nine months ended September 30, 2002, an increase of approximately $13.3 million. This increase resulted from expanding roaming agreements with other wireless carriers and from launching additional markets over the past year, including markets covering major interstate highways. This increase was offset somewhat by the decrease in the Sprint PCS roaming rate discussed above.

     Equipment revenues for the nine months ended September 30, 2002, were approximately $5.8 million, compared to approximately $4.6 million for the nine months ended September 30, 2001, an increase of approximately $1.2 million. The increase in equipment revenues is the result of an increase in the number of handsets sold, offset by a decline in the sales price of the handset as the average sales price, net of discounts and rebates, decreased to $99 for the nine months ended September 30, 2002, from $119 for the same period in 2001.

     Cost of service. Cost of service for the nine months ended September 30, 2002, was approximately $120.9 million, compared to approximately $68.3 million for the nine months ended September 30, 2001, an increase of approximately $52.6 million. This increase reflects the increase in roaming expense and long distance charges, of approximately $15.4 million; the increase in costs incurred under our network services agreement with the Alliances of approximately $9.8 million; the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $16.7 million; increased customer care, activations, and billing expense of approximately $8.9 million; and the increase in other variable expenses, including interconnection and national platform expenses, of approximately $1.8 million. Overall, the average cost of providing service per the average subscriber on our network decreased from $77 to $60 for the nine months ended September 30, 2001 and 2002, respectively, as we have increased our subscriber base.

     Cost of equipment. Cost of equipment for the nine months ended September 30, 2002, was approximately $12.6 million, compared to approximately $8.6 million for the nine months ended September 30, 2001, an increase of approximately $4.0 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Additionally, we expect to incur additional expense as existing customers upgrade their handsets to newer models and to take advantage of new services that may be available with 3G, including high-speed data applications.

     Selling and marketing expenses. Selling and marketing expenses rose to approximately $39.0 million for the nine months ended September 30, 2002, compared to approximately $30.0 million for the same period in 2001, an increase of approximately $9.0 million. This increase reflects the increase in the costs of operating our 40 retail stores, including marketing and advertising in our sales territory, of approximately $6.6 million, the increase in subsidies on handsets sold by third parties of approximately $900,000, and the increase in commissions paid to third parties of approximately $1.5 million.

     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2002 were approximately $30.3 million compared to approximately $19.3 million in 2001, an increase of approximately $11.0 million. The increase reflects an increase in the provision for doubtful accounts of approximately $8.2 million primarily due to the write off of NDASL and Clear Pay customers and an increase in the Sprint management fee of approximately $4.6 million as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.8 million. During the nine months ended September 30, 2001, we recognized approximately $1.3 million of legal and consulting expenses related to the exploration of strategic business alternatives.

     Non-cash compensation expense. For the nine months ended September 30, 2002 and 2001, we recorded stock-based compensation expense of approximately $500,000 and $1.3 million respectively. The expense recorded in 2001 includes approximately $700,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and approximately $600,000 for stock options granted.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $17.2 million to a total of approximately $30.2 million in 2002. The increase reflects the continuing construction of our network as we funded approximately $57.6 million of capital expenditures during the nine months ended September 30, 2002.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation and amortization expense for the nine months ended September 30, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired assets.

     Amortization expense of the intangible asset related to the Bright PCS' acquisition was approximately $1.3 million during the nine months ended September 30, 2002 and 2001. Goodwill amortization was approximately $300,000 during the nine months ended September 30, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the grant of new markets to us by Sprint in September 2000. Amortization expense related to this intangible asset was approximately $600,000 for the nine months ended September 30, 2002 and 2001.

     Loss on sale of property and equipment. During the nine months ended September 30, 2002, we incurred a loss of approximately $600,000 related to the sale of network equipment and corporate-owned vehicles. The sale resulted in proceeds of approximately $1.5 million. The vehicles were subsequently leased back from the purchaser.

     Loss on exchange of stock. On April 2, 2001, the Company distributed 7,249 shares of Horizon Telcom stock to employees of Horizon PCS. In conjunction with this transaction, the Company recognized a non-operating loss of approximately

$400,000 representing the reduced fair market value of the stock at the time of the transaction compared to the original holding value of the investment

     Interest income and other, net. Interest income and other income for the nine months ended September 30, 2002, was approximately $2.5 million compared to approximately $4.8 million in 2001 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during 2002, as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     Interest expense, net. Interest expense for the nine months ended September 30, 2002, was approximately $44.1 million, compared to approximately $18.7 million in 2001. The increase in interest expense was a result of our additional indebtedness. Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2001, we agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At September 30, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.80%, while the interest rate on the $50.0 million term loan B was 6.32%. Interest expense on the secured credit facility was $6.6 million and $3.6 million during the nine months ended September 30, 2002 and 2001, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $116.0 million at September 30, 2002. Interest expense on the discount notes was approximately $20.0 million and $17.4 million during the nine months ended September 30, 2002 and 2001, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $18.0 million during the nine months ended September 30, 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $2.0 million and $600,000 during the nine months ended September 30, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $1.3 million and 2.2 million during the nine months ended September 2002 and 2001, respectively, in commitment fees paid on the unused portion of our secured credit facility.

     Capitalized interest during the nine months ended September 30, 2002 and 2001, was approximately $3.8 million and 5.1 million, respectively.

     Income  taxes.   Until   September  26,  2000,  we  were  included  in  the
consolidated federal income tax return of Horizon Telcom. We provided for federal income taxes on a pro-rata basis, consistent with a consolidated tax-sharing agreement. As a result of the sale of the convertible preferred stock on September 26, 2000, we will not be able to participate in the tax sharing agreement nor will we be able to utilize any net operating loss benefits until we start to generate taxable income. We did not record any income tax benefit for the nine months ended September 30, 2002 because of the uncertainty of generating future taxable income to be able to recognize current net operating losses.

     Net loss. Our net loss for the nine months ended September 30, 2002, was approximately $119.7 million compared to approximately $75.4 million for the nine months ended September 30, 2001. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities while we continue to construct our network and increase our customer base.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through September 30, 2002, we have issued an additional 3,245,134 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002. An additional 1,099,958 were issued on November 1, 2002, and are not included in the total above.

     Other comprehensive income (loss). During 2001, we entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. We recovered approximately $141,000 of previously unrealized losses in other comprehensive income during the first nine months of 2002.

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

     Also on September 26, 2000, the Company received $149.7 million from the issuance of $295.0 million of discount notes. The discount notes accrete in value at a rate of 14% compounded semi-annually. The Company will begin making semi-annual cash interest payments on the discount notes on October 1, 2005. The discount notes were subject to an exchange offer that was completed in 2001. At September 30, 2002, the discount notes were rated by Standard and Poors ("S&P") as "B-", which means a company's obligation is vulnerable to non-payment under adverse business, financial or economic conditions, but the obligor of an issue currently has the capacity to meet its financial commitment on its obligation. On October 29, 2002, S&P downgraded our corporate debt rating to "CCC+" with a negative outlook, which means an obligation "is currently vulnerable to nonpayment and is dependent upon favorable business, financial, and economic conditions for the obligor to meet its financial commitment on the obligation. In the event of adverse business, financial, or economic conditions, the obligor is not likely to have the capacity to meet its financial commitment on the obligation." At September 30, 2002, Moody's Investors Services ("Moody's") rated the notes as "Caa1", which means an issue is in "poor standing." On October 28, 2002, Moody's downgraded it's rating on our discount notes to "C," which is Moody's lowest bond rating. The CUSIP on the discount notes is 44043UAC4.

     Also on September 26, 2000, we negotiated a $225.0 million secured credit facility led by Wachovia (formerly First Union National Bank). The amount of the secured credit facility was increased to $250.0 million in November 2000. We drew a $50.0 million term loan under the facility on September 26, 2000, and a $105.0 million term loan on March 22, 2002. A $95.0 million line of credit remains committed to us under the facility at September 30, 2002, with restrictions.

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

     On June 27, 2002, the Company entered into a fourth amendment to its secured credit agreement with the bank group. The amendment adjusts certain financial covenants and increases the margin on the base interest rate by 25 basis points to LIBOR plus 400 to 450 basis points, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on Horizon PCS' borrowings under the remaining $95.0 million line of credit and deposit requirements on the $105.0 million we borrowed under the secured credit facility in March 2002. The amendment, and details on the requirements and restrictions, was filed with the Company's Form 8-K on June 27, 2002.

    The following table details the maximum amount available to be borrowed on the line of credit for the period then ended:
                                                                Maximum amount
                                                               available to be
                                                                   borrowed
                                                               ---------------
         September 30, 2002................................    $         --
         December 31, 2002.................................              --
         March 31, 2003....................................              --
         June 30, 2003.....................................      16,000,000
         September 30, 2003................................      26,000,000
         December 31, 2003.................................      33,000,000
         March 31, 2004....................................      52,000,000
         Thereafter........................................      95,000,000

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:

                                                              Deposit balance
                                                                requirement
                                                             -----------------
        At September 30, 2002...............................    $ 71,000,000
        October 1, 2002, through November 15, 2002..........      63,000,000
        November 16, 2002, through December 31, 2002........      55,000,000
        January 1, 2003, through February 15, 2003..........      33,000,000
        February 16, 2003, through March 31, 2003...........      11,000,000
        April 1, 2003, through May 15, 2003.................       5,500,000

     As of September 30, 2002, the Company is in compliance with all of the applicable covenants, as amended.

     On December 7, 2001, the Company received $175.0 million from the issuance of unsecured senior notes. Cash interest payments on the senior notes are made semi-annually at an annual rate of 13.75%. A portion of the offering proceeds was placed in an escrow account to fund the first four semi-annual interest payments and is classified as restricted cash. The first interest payment was made on June 15, 2002. The senior notes were subject to an exchange offer that was completed in 2002. At September 30, 2002, the senior notes were rated by S&P as "B-." On October 29, 2002, S&P downgraded our corporate debt rating to "CCC+" with a negative outlook. Moody's rated the senior notes as "Caa1", which is a bond in "poor standing." On October 28, 2002, Moody's downgraded its rating on our senior notes to "C," which is Moody's lowest bond rating. The CUSIP on the senior notes is 44043UAH3.

    The following table summarizes our long-term debt principal repayment requirements for the next five years:

(Dollars in millions)                               Years Ending December 31,
                               ------------------------------------------------------------
                                  2002     2003      2004       2005      2006   Thereafter
                               --------- --------- ---------  -------  --------  ----------
Secured credit facility,
  due 2008..................... $ 155.0   $ 155.0   $146.5    $126.5   $  99.7    $ 99.7
     Variable interest rate (1)    5.97%      5.97%    5.97%     5.97%     5.97%     5.97%
     Principal payments........ $   --    $   --    $  8.3    $ 20.2   $  26.8    $ 99.7
Discount notes, due 2010 (2)... $ 186.3   $ 217.5   $253.1    $283.7   $ 286.1    $295.0
     Fixed interest rate.......    14.00%    14.00%   14.00%    14.00%    14.00%    14.00%
     Principal payments........ $   --    $   --    $  --     $  --    $   --     $295.0
Senior notes, due 2011......... $ 175.0   $ 175.0   $175.0    $175.0   $ 175.0    $175.0
     Fixed interest rate.......    13.75%    13.75%   13.75%    13.75%    13.75%    13.75%
     Principal payments........ $   --    $  --     $  --     $  --    $   --     $175.0


----------------

(1) Interest rate on the secured credit facility equals LIBOR plus a margin that varies from 400 to 450 basis points. At September 30, 2002, $50.0 million was effectively fixed at 8.53% through two interest rate swaps discussed in "ITEM 3. Quantitative and Qualitative Disclosures About Market Risk". The nominal interest rate is assumed to equal 5.97% for all periods ($50.0 million at 6.32% and $105.0 million at 5.80%).

(2) Face value of the discount notes is $295.0 million. End of year balances presented herein are net of the discount and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     At September 30, 2002, we had cash and cash equivalents of approximately $109.1 million and working capital of approximately $107.3 million. At December 31, 2001, we had cash and cash equivalents of approximately $123.8 million and working capital of approximately $117.0 million. The decrease in cash and cash equivalents of approximately $14.7 million is primarily attributable to the funding of our loss from continuing operations of approximately $119.7 million (this loss includes certain non-cash charges) and funding our capital expenditures of approximately $57.6 million during the first nine months of 2002, offset by the $105.0 million draw on the secured credit facility.

     The Company was also required to escrow funds sufficient to cover the first four interest payments on the senior notes. These funds are presented as restricted cash on the consolidated balance sheet. Net cash used in operating activities for the nine months ended September 30, 2002, was approximately $61.0 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $119.7 million was partially offset by increases to depreciation, increases in accrued liabilities, including the payable to Sprint, offset by increases to accounts receivable.

     Net cash used in investing activities for the nine months ended September 30, 2002, was approximately $56.1 million. Our capital expenditures for that period were approximately $57.6 million, reflecting the continuing build-out and upgrade of our network. At September 30, 2002, we operated approximately 791 cell sites in our network (an additional 507 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 187 sites during the nine months ended September 30, 2002. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 38 at the end of 2001 to 40 at September 30, 2002. We will incur additional capital expenditures as we complete the build-out of our network, including the launch of additional retail stores, completing additional cell sites for 3G compatibility and expanding capacity at our switches as needed, but anticipate future expenditures to be less than historical levels.

     Net cash provided by financing activities for the nine months ended September 30, 2002, was $102.4 million consisting mostly of the March 2002 draw on the term loan A required under our secured credit facility of $105.0 million. We incurred $2.6 million of deferred financing fees related to the amendment of our covenants under the secured credit facility discussed above.

     At September 30, 2002, we had a $95.0 million line of credit committed under our secured credit facility. We believe the available borrowings under our secured credit facility will be adequate to fund our network build-out, anticipated operating losses and working capital requirements until we achieve positive EBITDA, which we expect to occur during 2004. We believe the increase in churn and subsequent write-offs of involuntary NDASL deactivations combined with a slow down in activation growth during the second and third quarters of 2002 has extended the time it will take to reach positive EBITDA.

     Income from ongoing operations and EBITDA are not measures of financial performance under generally accepted accounting principles and should not be considered alternatives to net income (loss) as measures of performance or to cash flows as a measure of liquidity.

     For the year ended December 31, 2002, we anticipate our funding needs will be between $150.0 million and $160.0 million, of which approximately $60.0 million to $70.0 million will be used for capital expenditures with the remainder utilized to fund working capital and operating losses. The actual funds required to build-out and upgrade our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. Additionally, Sprint is planning to continually upgrade their nationwide network to deploy higher data rate speeds that may require us to outlay additional capital expenditures in future years that have not been determined at this point. Should the Company be required to upgrade its network to provide 3G services that meet Sprint's standards, we may need to obtain additional financing to fund those capital expenditures.

     Other future cash expenditures that may require additional borrowings include:

     o expanding the coverage within our existing operating markets or improving call quality with fill-in coverage;

     o opening additional retail stores, beyond our current plan of 50 stores;

     o mergers or acquisitions of other PCS affiliates of Sprint or other compatible PCS carriers;

     o the grant to us by Sprint of additional markets under our Sprint agreements; and/or

     o expanding our network, if economically justifiable, by exercising our right to build our own network in our markets which are covered by our network services agreement with the Alliances under the terms of that amended agreement.

     If we are unable to obtain any necessary additional financing or if we incur further restrictions on the availability of our current funding and we are unable to complete our network upgrades and build-out as required by the management agreements, Sprint may terminate our agreements; we will no longer be able to offer Sprint PCS products and services. In this event, Sprint may purchase our operating assets or capital stock under terms defined in our agreements with Sprint. Also, any delays in our build-out may result in penalties under our Sprint agreements, as amended.

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

     o Our failure to comply with restrictive financial and operational covenants under the secured credit facility; and

     o Our upgrade to 3G services, due to which we have incurred significant capital expenditures, may not be successful in the marketplace and may not result in incremental revenue.

SEASONALITY

     Our business is subject to seasonality because the wireless industry has historically been heavily dependent on calendar fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the calendar fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on July 1, 2002, and it has not had a material effect on the Company's financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. See Note 4 in the "Notes to Consolidated Financial State" for discussion on the impact of the adoption of this statement.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is required to complete an impairment test of its remaining goodwill balance annually (or more frequently if impairment indicators arise). As of September 30, 2002, the Company has goodwill of approximately $7,191,000, net of accumulated amortization, related to the acquisition of Bright PCS. See Note 8 in the "Notes to Consolidated Financial Statements." .

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

     In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of term loan B borrowed under the secured credit facility. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing the remaining $25.0 million of term loan
B. The table below compares current market rates on the balances subject to the swap agreements:

           (Dollars in millions)                 At September 30, 2002
                                           -----------------------------------
                                           Balance     Market rate   Swap rate
           Swap 1.....................      $25.0         6.32%        9.40%
           Swap 2.....................      $25.0         6.32%        7.65%

     Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. Since inception and through September 30, 2002, we have recognized approximately $200,000 in losses due to the ineffectiveness of these swaps in the consolidated statement of operations. At September 30, 2002, the Company recognized approximately $700,000 in other comprehensive losses on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of September 30, 2002, approximately 83% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.1 million.

ITEM 4. CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

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

IF WE FAIL TO COMPLETE THE BUILD-OUT OF OUR NETWORK, SPRINT MAY TERMINATE THE SPRINT PCS AGREEMENTS AND WE WOULD NO LONGER BE ABLE TO OFFER SPRINT PCS PRODUCTS AND SERVICES FROM WHICH WE GENERATE SUBSTANTIALLY ALL OUR REVENUES.

     Our long-term affiliation agreements with Sprint, which we refer to as the Sprint PCS agreements, require us to build and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint's technical specifications and coverage requirements. The agreements also require us to provide minimum network coverage to the population within each of the markets that make up our territory by specified dates.

     Under our original Sprint PCS agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000. Sprint and HPC agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets. The amended Sprint PCS agreement provides for monetary penalties to be paid by us if coverage is not launched by these extended contract dates. The amounts of the penalties depends on the market and length of delay in launch, and in some cases, whether the shortfall relates to an initial launch in the market or completion of the remaining build-out. The penalties must be paid in cash or, if both Horizon PCS and Sprint agree, in shares of Horizon PCS stock.

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we launched service in portions of each of these markets, we did not complete all of the build-out requirements. We notified Sprint PCS in November 2001 that it was our position that the reasons for the delay constitutes events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies were applicable. The delay was primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On

January 30, 2002, Sprint notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We agreed to use commercially reasonable efforts to complete the build-out by June 30, 2002. We have not been able to complete some of the sites in some markets due to continuing force majeure issues.

     We will require additional expenditures of significant funds for the continued development, construction, testing, deployment and operation of our network. These activities are expected to place significant demands on our managerial, operational and financial resources. A failure to meet our build-out requirements for any of our markets, or to meet Sprint's technical requirements, would constitute a breach of the Sprint PCS agreements that could lead to their termination if not cured. If Sprint terminates these agreements, we will no longer be able to offer Sprint PCS products and services.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of September 30, 2002, our total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at September 30, 2002, net of a discount of approximately $116.0 million).

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

IF WE FAIL TO PAY OUR DEBT, OUR LENDERS MAY SELL OUR LOANS TO SPRINT GIVING SPRINT THE RIGHTS OF A CREDITOR TO FORECLOSE ON OUR ASSETS.

     If the lenders accelerate the amounts due under our secured credit facility, Sprint has the right to purchase our obligations under that facility and become a senior lender. To the extent Sprint purchases these obligations, Sprint's interests as a creditor could conflict with ours. Sprint's rights as a senior lender would enable it to exercise rights with respect to our assets and Sprint's continuing relationship in a manner not otherwise permitted under the Sprint PCS agreements.

IF SPRINT TERMINATES THE SPRINT PCS AGREEMENTS, THE BUY-OUT PROVISIONS OF THOSE AGREEMENTS MAY DIMINISH THE VALUATION OF OUR COMPANY.

     Provisions of the Sprint PCS agreements could affect our valuation and decrease our ability to raise additional capital. If Sprint terminates these agreements, Sprint may purchase our operating assets or capital stock for 80% of the "Entire Business Value" as defined by the agreement. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, Sprint must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and yet to be identified competitors of Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for the Company and may operate to reduce the Entire Business Value of the Company.

THE TERMINATION OF OUR STRATEGIC AFFILIATION WITH SPRINT OR SPRINT'S FAILURE TO PERFORM ITS OBLIGATIONS UNDER THE SPRINT PCS AGREEMENTS WOULD SEVERELY RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS.

     Because Sprint owns the FCC licenses that we use in our territory, our ability to offer Sprint PCS products and services on our network is dependent on the Sprint PCS agreements remaining in effect and not being terminated. Sprint may terminate the Sprint PCS agreements for breach by us of any material terms. We also depend on Sprint's ability to perform its obligations under the Sprint PCS agreements. The termination of the Sprint PCS agreements or the failure of Sprint to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our wireless digital communications business.

IF SPRINT DOES NOT COMPLETE THE CONSTRUCTION OF ITS NATIONWIDE PCS NETWORK, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS, WHICH WOULD ADVERSELY AFFECT OUR REVENUES.

     Sprint's PCS network may not provide nationwide coverage to the same extent as its competitors' networks, which could adversely affect our ability to attract and retain customers. Sprint is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint nor any other PCS provider offers service in every area of the United States. Sprint has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint's national PCS network and, to a lesser extent, on the networks of its other affiliates. Sprint and its affiliate program are subject, in varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this document. Sprint's and its other affiliates' PCS operations may not be successful, which in turn could adversely affect our ability to generate revenues.

WE ARE DEPENDENT UPON SPRINT'S BACK OFFICE SERVICES AND ITS THIRD-PARTY VENDORS' BACK OFFICE SYSTEMS. PROBLEMS WITH THESE SYSTEMS, OR TERMINATION OF THESE ARRANGEMENTS, COULD DISRUPT OUR BUSINESS AND POSSIBLY INCREASE OUR COSTS.

     Because Sprint provides our back office systems such as billing, customer care and collections, our operations could be disrupted if Sprint is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint's business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint's willingness to continue to offer these services to us and to provide these services at competitive costs. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. If Sprint terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

WE DEPEND ON OTHER TELECOMMUNICATIONS COMPANIES FOR SOME SERVICES THAT, IF DELAYED, COULD DELAY OUR PLANNED NETWORK BUILD-OUT AND DELAY OUR EXPECTED INCREASES IN CUSTOMERS AND REVENUES.

     We depend on other telecommunications companies to provide facilities and transport to interconnect portions of our network and to connect our network with the landline telephone system. American Electric Power, Ameritech, AT&T, Verizon and Sprint (long distance) are our primary suppliers of facilities and transport. Without these services, we could not offer Sprint PCS services to our customers in some areas. From time to time, we have experienced delays in obtaining facilities and transport from some of these companies, and in obtaining local telephone numbers for use by our customers, which are sometimes in short supply, and we may continue to experience delays and interruptions in the future. Delays in obtaining facilities and transport could delay our build-out and capacity plans and our business may suffer. Delays could also result in a breach of our Sprint PCS agreements, subjecting these agreements to potential termination by Sprint.

IF WE DO NOT MEET ALL OF THE CONDITIONS UNDER OUR SECURED CREDIT FACILITY, WE MAY NOT BE ABLE TO DRAW DOWN ALL OF THE FUNDS UNDER THE FACILITY AND, AS A RESULT, WE MAY NOT BE ABLE TO COMPLETE THE BUILD-OUT OF OUR NETWORK, WHICH MAY RESULT IN THE TERMINATION OF THE SPRINT PCS AGREEMENTS.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of September 30, 2002. Availability of future borrowings will be subject to customary credit conditions at each funding date, including the following:

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

     If we cannot acquire the equipment required to build or upgrade our network in a timely manner, we may be unable to provide wireless communications services comparable to those of our competitors or to meet the requirements of the Sprint PCS agreements. Manufacturers of this equipment could have substantial order backlogs. Accordingly, the lead-time for the delivery of this equipment may be longer than anticipated. In addition, the manufacturers of specific types handsets may have to distribute their limited supply of products among their numerous customers. Some of our competitors purchase large quantities of communications equipment and may have established relationships with the manufacturers of this equipment. Consequently, they may receive priority in the delivery of this equipment. If we do not obtain equipment or handsets in a timely manner, we could suffer delays in the build-out of our network, disruptions in service and a reduction in customers.

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

SPRINT'S VENDOR DISCOUNTS MAY BE DISCONTINUED, WHICH COULD INCREASE OUR EQUIPMENT COSTS AND REQUIRE MORE CAPITAL THAN WE HAD PROJECTED TO BUILD-OUT OR UPGRADE OUR NETWORK.

     We intend to continue to purchase our infrastructure equipment under Sprint's vendor agreements that include significant volume discounts. If Sprint were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs for our network build-out.

CONFLICTS WITH SPRINT MAY NOT BE RESOLVED IN OUR FAVOR, WHICH COULD RESTRICT OUR ABILITY TO MANAGE OUR BUSINESS AND PROVIDE SPRINT PCS PRODUCTS AND SERVICES, ADVERSELY AFFECTING OUR RELATIONSHIPS WITH OUR CUSTOMERS, INCREASE OUR EXPENSES OR DECREASE OUR REVENUES.

     Under the Sprint PCS agreements, Sprint has a substantial amount of control over the conduct of our business. Conflicts between us may arise, and as Sprint owes us no duties except as set forth in the Sprint PCS agreements, these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example:

     o Sprint may price its national plans based on its own objectives and may set price levels and customer credit policies that may not be economically sufficient for our business;

     o    Sprint may  increase  the prices we pay for our back office  services;
          and

     o Sprint may make decisions that adversely affect our use of the Sprint and Sprint PCS brand names, products or services.

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

     We will also compete with several PCS providers and other existing communications companies in our markets and expect to compete with new entrants as the FCC licenses additional spectrum to mobile services providers. A number of our cellular, PCS and other wireless competitors have access to more licensed spectrum than the amount licensed to Sprint in most of our territory and therefore will be able to provide greater network call volume capacity than our network to the extent that network usage begins to reach or exceed the capacity of our licensed spectrum. Our inability to accommodate increases in call volume could result in more dropped or disconnected calls. In addition, any competitive difficulties that Sprint may experience could also harm our competitive position and success.

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

WE MAY NOT BE ABLE TO OFFER COMPETITIVE ROAMING CAPABILITY, WHICH COULD IMPAIR OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We rely on agreements with competitors to provide automatic roaming capability to our PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Some competitors may be able to offer coverage in areas not served by the Sprint PCS network or may be able to offer roaming rates that are lower than those offered by Sprint and its affiliates. Some of our competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard for the dominant air interface upon which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this standard, our Sprint PCS customers may have difficulty roaming in some markets.

THERE IS NO UNIFORM SIGNAL TRANSMISSION TECHNOLOGY AND IF WE DECIDE TO USE OTHER TECHNOLOGIES IN THE FUTURE, THIS DECISION COULD SUBSTANTIALLY INCREASE OUR EQUIPMENT EXPENDITURES TO REPLACE THE TECHNOLOGY USED ON OUR NETWORK.

     The wireless telecommunications industry is experiencing evolving industry standards. We have employed code division multiple access (CDMA) technology, which is the digital wireless communications technology selected by Sprint for its network. CDMA may not provide the advantages expected by us and by Sprint. In addition to CDMA, there are two other principal signal transmission technologies, time division multiple access, or TDMA, and global systems for mobile communications, or GSM. These three signal transmission technologies are not compatible with each other. If one of these technologies or another technology becomes the preferred industry standard, we may be at a competitive disadvantage and competitive pressures may require Sprint to change its digital technology which, in turn, may require us to make changes at substantially increased costs.

WE MAY NOT RECEIVE AS MUCH SPRINT PCS ROAMING REVENUE AS WE ANTICIPATE AND OUR NON-SPRINT PCS ROAMING REVENUE IS LIKELY TO BE LOW.

     We are paid a fee from Sprint or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a Sprint PCS affiliate for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return," which has not yet been determined. However, based on preliminary discussions with Sprint, we anticipate a significant additional reduction in the rate. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

IF SPRINT PCS CUSTOMERS ARE NOT ABLE TO ROAM INSTANTANEOUSLY OR EFFICIENTLY ONTO OTHER WIRELESS NETWORKS, WE MAY SUFFER A REDUCTION IN OUR REVENUES AND NUMBER OF CUSTOMERS.

     The Sprint PCS network operates at a different frequency and uses or may use a different signal transmission technology than many analog cellular and other digital systems. To access another provider's analog cellular, TDMA or GSM digital system when outside the territory served by the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive, larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, so a customer must end a call in progress on the Sprint PCS network and initiate a new call when outside the territory served by the Sprint PCS network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint PCS. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming. These roaming issues may cause us to suffer a reduction in our revenues and number of customers.

PARTS OF OUR TERRITORIES HAVE LIMITED LICENSED SPECTRUM, WHICH MAY ADVERSELY AFFECT THE QUALITY OF OUR SERVICE.

     In the majority of our markets, Sprint has licenses covering 20 MHz or 30 MHz of spectrum. However, Sprint has licenses covering only 10 MHz in parts of our territory covering approximately 3.8 million residents out of a total population of over 10.2 million residents. In the future, as our customers in those areas increase in number, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to increased dropped calls and may limit our ability to offer enhanced services.

NON-RENEWAL OR REVOCATION BY THE FCC OF THE SPRINT PCS LICENSES WOULD SIGNIFICANTLY HARM OUR BUSINESS BECAUSE WE WOULD NO LONGER HAVE THE RIGHT TO OFFER WIRELESS SERVICE THROUGH OUR NETWORK.

     We are dependent on Sprint's PCS licenses, which are subject to renewal and revocation by the FCC. Sprint's PCS licenses in many of our territories will expire as early as 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint's PCS licenses upon their expiration and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. For example, if Sprint does not demonstrate to the FCC that Sprint has met the five-year construction requirements for each of its PCS licenses, it can lose those licenses. Failure to comply with these standards in our territory could cause the imposition of fines on Sprint by the FCC or the revocation or forfeiture of the Sprint PCS licenses for our territory, which would prohibit us from providing service in our markets.

IF THE SPRINT PCS AGREEMENTS DO NOT COMPLY WITH FCC REQUIREMENTS, SPRINT MAY TERMINATE THE SPRINT PCS AGREEMENTS, WHICH COULD RESULT IN OUR INABILITY TO PROVIDE SERVICE.

     The FCC requires that licensees like Sprint maintain control of their licensed spectrum and not delegate control to third-party operators or managers like us. Although the Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot be certain the FCC will agree with us. If the FCC determines that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

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

BECAUSE SPRINT HAS RECENTLY REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

     The wireless industry is seeking to implement new "third generations," or "3G", technology. Sprint has selected a version of 3G technology (1XRTT) for its own networks and required us to upgrade our network to provide those services. We currently estimate the network upgrade to 1XRTT will cost approximately $35 million, but actual costs could exceed this estimate. Sprint launched the new 3G technology in August 2002. We participated in that launch along with other Sprint PCS affiliates. We still have additional expenditures pending to complete the full implementation of 3G in all of our markets. If other wireless carriers implement their 3G upgrades on a more rapid timetable, or on a more cost efficient basis, or on a more advanced technology basis, we will likely suffer competitive disadvantages in our markets. While there are potential advantages with 3G technology, such as increased network capacity and additional capabilities for wireless data applications, the technology has not been proven in the marketplace and has the risks inherent in other technological innovations.

     Recently, Sprint has sought to increase service fees during the remainder of 2002 and beyond in connection with its development of 3G-related back-office systems and platforms. The Company, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur significant additional expenses.

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

EXPANDING OUR TERRITORY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     As part of our business strategy, we may expand our territory through the grant of additional markets from Sprint or through acquisitions of other Sprint PCS affiliates. We will evaluate strategic acquisitions and alliances principally relating to our current operations. These transactions may require the approval of Sprint and commonly involve a number of risks, including:

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

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may also issue additional equity securities and incur additional debt.

THE SPRINT PCS AGREEMENTS AND OUR RESTATED CERTIFICATE OF INCORPORATION INCLUDE PROVISIONS THAT MAY DISCOURAGE, DELAY OR RESTRICT ANY SALE OF OUR OPERATING ASSETS OR COMMON STOCK TO THE POSSIBLE DETRIMENT OF OUR NOTEHOLDERS.

     The Sprint PCS agreements restrict our ability to sell our operating assets and common stock. Generally, Sprint must approve a change of control of our ownership and consent to any assignment of the Sprint PCS agreements. The Sprint PCS agreements also give Sprint a right of first refusal if we decide to sell the operating assets of our Bright PCS markets to a third party. In addition, provisions of our restated certificate of incorporation could also operate to discourage, delay or make more difficult a change in control of our company. For example, our restated certificate of incorporation provides for:

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

     Horizon Telcom beneficially owns approximately 54.7% of our outstanding common stock on fully diluted basis as of September 30, 2002. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 81.2% of the voting power on a fully diluted basis at September 30, 2002. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of our notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon
Telcom is controlled by members of the McKell family, who collectively own approximately 60.6% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

WE MAY FACE CONFLICTS OF INTEREST WITH HORIZON TELCOM, WHICH MAY HARM OUR BUSINESS.

     Conflicts of interest may arise between Horizon Telcom, and us or its other affiliates, in areas relating to past, ongoing and future relationships, including:

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

PRESENT AND FUTURE TRANSACTIONS WITH HORIZON TELCOM MAY BE ON TERMS THAT ARE NOT AS FAVORABLE AS COULD BE OBTAINED FROM THIRD PARTIES.

     In the past, we have entered into transactions with Horizon Telcom including the leasing of towers by Horizon Telcom to us and the advancing of cash to us to finance our operations. In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to us including finance and accounting services, computer access and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 54.7% of our outstanding common stock on a fully diluted basis, third parties with whom we wish to enter into agreements or the marketplace in general may not perceive these transactions with Horizon Telcom to be fair. In addition, because Horizon Telcom has the power to control our board of directors, we may not be able to renew these agreements on terms favorable to us.

WE MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER, WHICH WOULD INCREASE OUR COSTS OF OPERATIONS AND REDUCE OUR REVENUE AND POTENTIALLY CAUSE A VIOLATION OF OUR COVENANTS UNDER OUR SECURED CREDIT FACILITY.

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

(A)  EXHIBITS

Exhibit Number Description
-------------- -----------
3.1*           Amended and Restated Certificate of Incorporation of Horizon PCS.

3.2*           Bylaws of Horizon PCS.

* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333-51238).
+ The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(B) REPORTS ON FORM 8-K

          1. On August 14, 2002, we filed a Current Report on Form 8-K with the SEC that provided information under "ITEM 5 - Other Event" disclosing we issued a press release announcing our financial results for the second quarter of the fiscal year ending December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersign thereunto duly authorized

                                             HORIZON PCS, INC.
                                             -----------------------------------
                                             Registrant


    Date: November 12, 2002                  By: /s  William A. McKell
         ------------------                      -------------------------------
                                                     William A. McKell
                                                     Chief Executive Officer


    Date: November 12, 2002                  By: /s  Peter M. Holland
          -----------------                      -------------------------------
                                                     Peter M. Holland
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                      Chief Accounting Officer)

       Horizon PCS, Inc., Certification for Quarterly Report on Form 10-Q
       ------------------------------------------------------------------


I, William A. McKell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Horizon PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002
      ------------------------------
                                             /s/  William A McKell
                                             -----------------------------------
                                             William A. McKell
                                             Chairman  of the  Board,  President
                                             and Chief Executive Officer

       Horizon PCS, Inc., Certification for Quarterly Report on Form 10-Q
       ------------------------------------------------------------------


I, Peter M. Holland, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Horizon PCS, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
       ------------------------------
                                             /s/  Peter M. Holland
                                             -----------------------------------
                                             Peter M. Holland
                                             Chief Financial Officer




1552873