Form 10-K
period 2002-12-31
HORIZON PCS INC
filed 2003-03-28
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 FOR THE FISCAL YEAR
                                     ENDED:
                                DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2003, there were 26,646 shares of class A common stock outstanding and 58,445,288 shares of class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                                                     PAGE

PART I                                                                                                  1
ITEM 1.    Business.....................................................................................2
ITEM 2.    Properties..................................................................................20
ITEM 3.    Legal Proceedings...........................................................................20
ITEM 4.    Submission of Matters to a Vote of Security Holders.........................................20

PART II                                                                                                20
ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......................20
ITEM 6.    Selected Financial Data.....................................................................22
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation........23
ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk..................................56
ITEM 8.    Financial Statements and Supplementary Data.................................................56
ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........56

PART III                                                                                               57
ITEM 10.   Directors and Executive Officers of the Registrant..........................................57
ITEM 11.   Executive Compensation......................................................................59
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..............................62
ITEM 13.   Certain Relationships and Related Transactions..............................................64
ITEM 14.   Controls and Procedures.....................................................................68

PART IV                                                                                                69
ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................69


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

     o    statements  regarding  our  anticipated   revenues,   expense  levels,
          liquidity and capital resources and projections of when we will achieve break-even or positive EBITDA and operating cash flow; and

     o    the anticipated impact of recent accounting pronouncements.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     o    our ability to continue as a going concern;

     o    our significant level of indebtedness;

     o the likelihood that we will fail to comply with debt covenants in our senior secured credit facility;

     o the nature and amount of the fees that Sprint charges us for back office services;

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

     o    competition in the industry and markets in which we operate;

     o the potential to continue to experience a high rate of customer turnover;

     o    our lack of operating history and anticipation of future losses;

     o    potential fluctuations in our operating results;

     o    our ability to attract and retain skilled personnel;

     o    changes in government regulation; and

     o    general political, economic and business conditions.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operation" for further information regarding several of the risks and uncertainties.

ITEM 1. BUSINESS

     References in this annual report on Form 10-K to us as a provider of wireless personal communications services ("PCS") or similar phrases generally refer to our building, owning and managing our portion of the Sprint PCS wireless network pursuant to our PCS affiliation agreements with Sprint. Sprint holds the spectrum licenses and controls the network through its agreements with us.

OVERVIEW

     As a PCS affiliate of Sprint, we have an exclusive right to market Sprint PCS products and services to a total population of over 10.2 million people in portions of twelve contiguous states. Our territory covers 54 markets in parts of Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia. These territories are located between Sprint's Chicago, New York and Raleigh/Durham markets and connect or are adjacent to 15 major Sprint PCS markets that have a total population of over 59 million people. We believe that connecting or being adjacent to existing Sprint PCS markets is important to Sprint's and our strategy to provide seamless, nationwide PCS. As a PCS affiliate of Sprint, we market digital personal communications services under the Sprint and Sprint PCS brand names. At December 31, 2002, we had approximately 270,900 PCS subscribers in our territory.

     Horizon PCS is a majority-owned subsidiary of Horizon Telcom. Horizon Telcom is a holding company which, in addition to its common stock ownership in Horizon PCS, owns 100% of: 1) The Chillicothe Telephone Company, a local telephone company; 2) Horizon Services, Inc. ("Horizon Services"), which provides administrative services to Horizon PCS and other Horizon Telcom affiliates; and 3) Horizon Technology, Inc. ("Horizon Technology"), a long distance and Internet services business.

RECENT DEVELOPMENTS

     As of December 31, 2002, the Company was in compliance with its covenants with regards to its outstanding debt. However, we believe that it is probable that the Company will violate one or more covenants under its secured credit facility in 2003. The failure to comply with a covenant would be an event of default under our secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes (see "Note 11" in the "Notes to Consolidated Financial Statements") and would give Sprint certain remedies under our Consent and Agreement with Sprint. See "The Sprint Agreements." The Company does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS's independent auditors' report dated March 4, 2003 states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     In addition,  without the  additional  borrowing  capacity under the senior credit facility, significant modifications in the amounts charged by Sprint under the management agreements, significant modifications in the amounts charged by the Alliances under the Network Service Agreement and/or a restructuring of our capital structure, the Company likely does not have sufficient liquidity to fund its operations so that it can pursue its desired business plan and achieve positive cash flow from operations.

     The Company plans to take the following steps (some of which it has already commenced) within the next six months to achieve compliance under its debt facilities and to fund its operations:

     o Entering into negotiations with Sprint to adjust the amounts charged by Sprint to the Company under the Sprint management agreements to improve the Company's cash flow from operations.

     o Entering into negotiations with the lenders under our senior credit facility to modify our debt covenants and, if necessary, to obtain waivers and/or a forbearance agreement with respect to defaults under the senior credit facility.

     o Entering into negotiations with the lenders under our senior credit facility to obtain the right to borrow under the $95 million line of credit and to modify the repayment terms of this facility.

     o If the lenders under the senior credit facility accelerate the senior secured debt, negotiating a waiver or forbearance agreement with representatives of the holders of our senior notes and discount notes.

     o Entering into negotiations or arbitration with the Alliances to reduce the amounts charged by Alliances to the Company under the network agreements to improve the Company's cash flow from operations.

     o Pursuing means to reduce operating expenses by critically analyzing all expenses and entering into pricing negotiations with key vendors.

     The Company would need to be successful in these efforts to be in position to execute its business plan and achieve positive cash flow. The Company can give no assurance that it will be successful in these efforts. In its early discussions with Sprint, Sprint has indicated reluctance in modifying the fee structure as needed under the first item listed above.

     The Company has engaged Berenson & Company, an investment banking firm, to assist in its efforts to renegotiate or restructure its equity, debt and other contractual obligations.

     If the Company is unable to restructure its current debt and other contractual obligations as discussed above, it would need to:

     o    obtain financing to satisfy or refinance its current obligations;

     o find a purchaser or strategic partner for the Company's business or otherwise dispose of its assets; and/or

     o    seek bankruptcy protection.

CURRENT OPERATING ENVIRONMENT AND OUR BUSINESS STRATEGY

     Since the beginning of 2002, the wireless communications industry, including Sprint and its PCS affiliates, has experienced significant declines in per share equity prices and debt ratings. We believe that this decline in wireless stocks and debt ratings results from a weaker outlook for the wireless industry than previously expected. Reasons for a weaker operating environment include:

     o declining rates of subscriber growth in the United States caused by the lack of availability of new quality subscribers, as overall penetration rates in the wireless industry approximate 50%;

     o concerns that intense competition among wireless service providers in the United States will continue to lead to service offerings of increasingly large bundles of minutes at lower prices;

     o higher rates of churn resulting from intense competition and programs for lower credit rating ("sub-prime") subscribers; and

     o the highly leveraged capital structures of many wireless providers and a lack of viable financing alternatives.

     Our business has been and continues to be affected by these general market conditions. In addition, as a result of our dependence on Sprint, we are also confronted with additional factors that have had a negative impact on our operations such as:

     o At Sprint's direction, we offered a no deposit account spending limit ("NDASL") program that attracted sub-prime subscribers and contributed to high rates of churn. Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure;

     o The amount of the affiliation and back office fees and roaming and other charges that we pay to Sprint expressed as a percentage of our service revenues has increased over the years to a level of 42% for 2002. Consequently, our ability to control costs through our own cost cutting measures is more limited;

     o Over the past year, Sprint has taken a number of actions which resulted in unanticipated charges or increases in charges to the Company. Some of these charges resulted from prior billing errors by Sprint, while others were charges to which we had little or no advance notice. The effect of these actions was to reduce our liquidity and interject a greater degree of uncertainty to our business and financial planning;

     o Our dependence on Sprint to provide customer care provides us limited tools to improve the quality of customer care, which may contribute to higher churn; and

     o Our dependence on Sprint to provide services, including back-office services, gives us a more limited control of our own working capital.

     In reaction to these changes, we have implemented a variety of operational management initiatives, including:

     o We have reorganized our sales group and added strategic positions to better manage our sales team;

     o We have reduced planned capital expenditures and preserved cash by delaying or eliminating plans to expand our network of company-owned retail stores, and have held headcount steady to control operating expenses within the retail channel;

     o We have implemented several network cost control initiatives, including a reduction of engineering and operations staffing in recognition of a transition from network deployment activities toward steady-state network operations;

     o We are reducing advertising expenditures to preserve cash while concurrently increasing sales productivity through the use of outbound local marketing, business development and community relations efforts directed through our retail stores and local marketing support staff;

     o We have implemented a churn reduction initiative as a proactive response to keep valuable customers and to assist the customer care services provided by Sprint;

     o We reinstituted the deposit on sub-prime subscribers in an effort to focus on value added, long-term subscribers. As a result, our percentage of higher credit rating ("prime") customers in our subscriber portfolio increased to 74% at December 31 2002, from 65% at its lowest point on March 31, 2002; and

     o We have commenced negotiations with Sprint for a modification in the manner that we are charged for back office services.

     As a result of the industry trends discussed above and the fact that wireless industry acquisitions subsequent to the Company's acquisition of Bright PCS have been valued substantially lower on a price per population and price per subscriber basis, the Company believed that the fair value of Bright PCS and its assets had been reduced. The Company recorded a goodwill impairment of approximately $13.2 million during the quarter ended December 31, 2002 (See "Note 7" under "Notes to Consolidated Financial Statements").

HISTORY AND BACKGROUND

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

     In August 1999, Sprint granted us 17 additional markets in Virginia, West Virginia, Tennessee, Maryland, Kentucky, North Carolina and Ohio with a total population of approximately 3.3 million residents. In conjunction with this second grant, we also entered into a network services agreement with the West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances. The Alliances are two related, independent PCS providers offering services under the NTELOS brand. Under this agreement, we obtained the right to use their wireless network to provide Sprint PCS services to our customers in most of these new markets. At December 31, 2002, the Alliances' network provided coverage to 1.8 million residents, or 62% of their network's portion of our total population.

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

     In December 1999, we completed a two-month transition from a co-branded marketing strategy to marketing and selling all of our products and services exclusively under the "Sprint PCS" brand name, which gave us full access to Sprint's major national retailers.

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

     On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of our convertible preferred stock in a private placement. Concurrently, holders of a $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted it into the same convertible preferred stock purchased by the investor group. Concurrently, the Company received $149.7 million from the issuance of $295.0 million of 14% discount notes and negotiated a $225.0 million secured credit facility (later increased to a $250.0 million facility) with a bank group. The discount notes were subject to an exchange offer filed with the SEC which was completed.

     In December 2001, we received $175.0 million from our offering of 13.75% senior notes. The senior notes were subject to an exchange offer which was completed.

     The Sprint PCS agreements require the Company to interface with the Sprint PCS wireless network by building the Company's network to operate on PCS frequencies licensed to Sprint in the 1900 MHz range. Under the Sprint PCS agreements, we have agreed to:

     o construct and manage a network in HPCS' territory in compliance with Sprint's PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS products and services; and

     o    conduct advertising and promotion activities in HPCS' territory.

     The Company must comply with Sprint's PCS program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint meets these requirements. For further discussion of the Sprint PCS agreements, see "The Sprint PCS Agreements" below.

OPERATIONAL ANALYSIS

     We focused a significant amount of our operational efforts over the past twelve months on upgrading our wireless network to be able to provide the first level of third generation ("3G") network services marketed by Sprint nationally as "PCS Vision." In conjunction with Sprint's nationwide launch of PCS Vision, we began providing 3G services across our network in mid-August 2002. Subscribers are now able to connect to the Internet with their handsets, PDA's, and laptops at speeds of up to 144 kilobits per second ("kbps"). The average user will experience peak rates of 75-80 kbps, which is two to three times faster than historical dial-up speeds. We can now offer several new products and services to our subscribers.

     In addition to the 3G upgrades, 253 cell sites were added to both substantially complete our build-out requirements with Sprint and expand coverage and capacity where necessary. At December 31, 2002, we covered 73% of the total population 10.2 million in our territory.

SPRINT

     Sprint operates the nation's largest all-digital, all-PCS wireless network, serving more than 4,000 cities and communities across the country. Sprint has licensed PCS coverage of more than 280 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. In August 2002, Sprint became the first wireless carrier in the country to launch next generation services nationwide delivering faster speeds and advanced applications on Vision-enabled phones and devices.

     Sprint Affiliation. We have the exclusive right to use the Sprint and Sprint PCS brand names for the sale of Sprint PCS products and services in our territory. Additionally, we believe that Sprint, using CDMA technology, has developed a path to wireless high-speed data that will ultimately benefit us as customer demand for robust data enabled services increases. In addition, Sprint's national advertising campaigns, national distribution channels and developed marketing programs are provided to us under our Sprint PCS agreements. We offer the same strategic pricing plans, promotional campaigns and handset and accessory promotions as Sprint.

     Marketing and pricing. Our use of the Sprint national pricing strategy offers our subscribers standardized service plans. Sprint's pricing plans are typically structured with monthly recurring charges, large local calling areas, bundles of minutes and service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling. We also feature Sprint Free and Clear plans, which offer plans for consumer and business subscribers, and include long distance calling from anywhere on the Sprint PCS nationwide network. In addition, Sprint national Free and Clear plans include the option to choose free long distance calling from anywhere on Sprint PCS' nationwide network, a package of off-peak minutes or the Sprint PCS Wireless Web.

     Local focus. Our local focus enables us to supplement Sprint's marketing strategies with our own strategies tailored to each of our specific markets. These include attracting local businesses to diversify our distribution channels and using local radio and newspaper advertising to sell our products and services in each of our markets. We also enhance our local focus with specific service plans called Area-wide Plans. These plans are designed for our territories to create a more competitive product to those offered by other regional or local providers. We have established a local sales force to execute our marketing strategy through company-owned Sprint PCS stores and employ a direct sales force targeted to business sales. Our PCS affiliation with Sprint provides us with access to major national retailers under Sprint's existing sales and distribution agreements and other national sales and distribution channels, including Radio Shack, Best Buy, Circuit City and Office Depot. In addition to the Sprint provided channels above, we own and manage 44 Sprint PCS retail stores throughout our territory. For the year ended December 31, 2002, our retail stores provided approximately 40% of our gross customer additions.

NETWORK BUILD-OUT

    Our network build-out strategy is to provide service to the largest communities in our markets and to cover interstates and primary roads connecting these communities to each other, and to the adjacent major markets owned and operated by Sprint. We believe that we have substantially completed our build-out requirements. Our network now offers service to 7.4 million residents, or 73% of the total population in our territory.

     Switching. We currently use three switching centers in Johnson City, Tennessee, Erie, Pennsylvania, and Fort Wayne, Indiana, to provide services to our network. We also utilize the Alliance's two switching centers under our network services agreement (see "Alliances Network Services Agreement" below). A switching center serves several purposes, including routing calls, managing call handoff, managing access to the public telephone network and providing access to voice mail. We believe the capacity of our switching centers is adequate to accommodate our planned growth.

     CDMA (Code Division Multiple Access) Technology. Sprint's network and Sprint's network partners' networks all use CDMA technology. CDMA technology is fundamental to accomplishing our business objective of providing high volume, high quality airtime at a low cost. We believe that CDMA provides important system performance benefits. CDMA systems offer more powerful error correction, less susceptibility to fading and less interference than analog systems. Using enhanced voice coding techniques, CDMA systems achieve voice quality that is comparable to that of the typical wireline telephone. This CDMA vocoder technology also employs adaptive equalization, which filters out annoying background noise more effectively than existing wireline, analog cellular or other digital PCS phones. CDMA technology also allows a greater number of calls within one allocated frequency and reuses the entire frequency spectrum in each cell. In addition, CDMA technology combines a coding scheme with a low power signal to enhance security and privacy. As a subscriber travels from one cell site to another cell site, the call must be "handed off" to the second cell site. CDMA systems transfer calls throughout the network using a technique referred to as soft hand-off, which connects a mobile subscriber's call with a new cell site while maintaining a connection with the cell site currently in use.

     CDMA standards and products allow existing CDMA networks to be upgraded to the next generation of wireless technology. This technology offers data speeds of up to 144 kbps voice capacity improvements of over 50% and improved battery life in the handset.

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

    As of December 31, 2002, the Alliances had deployed 510 cell sites within our markets in West Virginia and Virginia and provided coverage to approximately 62% of the total population of 2.9 million residents in the markets covered by our network services agreement.

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

     On March 4, 2003, NTELOS and certain of its subsidiaries filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. The results of NTELOS' restructuring could have a material adverse impact on our operations. Pursuant to bankruptcy law, the Alliances have the right to assume or reject the network services agreement. If the Alliances reject the network services agreement, we will lose the ability to provide service to our subscribers in Virginia and West Virginia through the Alliances' Network and Sprint may take the position that we would be in breach of our management agreements with Sprint.

     Prior to the Alliances' bankruptcy filing, Horizon had asserted that the Alliances had overcharged Horizon approximately $4,799,000 for charges that were neither authorized nor contemplated by the network services agreement. As a result of the Alliances' bankruptcy filing, Horizon was at risk that any subsequent payments that it would make for services under the network services agreement could impair its setoff or recoupment rights with respect to its claim for a repayment of the unauthorized charges. Consequently, Horizon declined to make a scheduled payment of $3 million to the Alliances on March 11, 2003 for services rendered by the Alliances in January 2003 and, on that date, filed a motion in the Alliances' bankruptcy case to protect its rights.

     On March 12, 2003, the Alliances telecopied to Horizon a letter notifying Horizon of the failure to make payment on the January 2003 invoice, which letter purported to be a ten-business day notice under the network services agreement that would give the Alliances the right to terminate the agreement at the conclusion of such ten-day period.

     On March 24, 2003, Horizon and the Alliances entered into a Stipulation which provided that Horizon would pay the January 2003 and February 2003 invoices, the bankruptcy court would provide procedural protection of Horizon's claim, the Alliances would withdraw the default notice and the parties would move forward to settle or arbitrate the merits of Horizon's claim. On March 26, 2003, the Court in the NTELOS bankruptcy case approved the Stipulation.

COMPETITION

    Given the broad geographic coverage of our territory, we face substantial competition from a large number of other wireless providers. We compete, to varying degrees, with regional and national cellular, PCS and other wireless service providers. Currently, we believe our strongest competition is from cellular providers, many of which have been operating in our markets and building their customer base for a number of years.

    Our largest single competitor is Verizon Wireless, which offers service in the majority of our markets. We also face significant competition from AT&T Wireless, T-Mobile and Nextel, which operates in conjunction with their affiliates in almost all of our markets. Our primary competitors offer a wireless service that is generally comparable to our PCS service. The intense competition among wireless service providers in the United States will likely continue to lead to service offerings of increasingly large bundles of minutes at lower prices.

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

    In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and fixed wireless providers. While few of these technologies and services are currently operational, others are being developed or may be developed in the near future.

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

    Except in limited instances, Sprint has agreed not to grant to any other person a right or license to provide or resell, or act as agent for any person offering, licensed services under the licensed marks in our market areas except as to Sprint's PCS marketing to national accounts and the limited right of resellers of Sprint PCS to sell their products and services in our market areas. In all other instances, Sprint reserves for itself and its affiliates the right to use the licensed marks in providing its services, subject to its exclusivity obligations described above, whether within or without our territory.

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

SUPPLIERS AND EQUIPMENT VENDORS

     We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint vendor arrangements that provide us with volume discounts. These discounts have reduced the overall capital required to build our network.

     We currently purchase our handsets from Sprint and our accessories from Sprint and certain other third-party vendors. Our agreements with Sprint require us to pay Sprint $4.00 for each 3G handset that we purchase either directly from Sprint or from a Sprint authorized distributor. We agreed to pay this fee starting with purchases on July 1, 2002 and ending on the earlier of December 31, 2004 or the date on which the cumulative 3G handset fees received by Sprint from all Sprint network partners equal $25,000,000. We further agreed to purchase 3G handsets only from Sprint or a Sprint authorized distributor during this period.

EMPLOYEES

     As of December 31, 2002, we employed 580 full-time employees, including 418 in sales and marketing, 136 technicians and 26 in executive, finance and administration. None of our employees are represented by a labor union. We believe we have good relations with our employees.

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

OVERVIEW OF SPRINT RELATIONSHIP AND PCS AGREEMENTS

    We have eight major agreements with Sprint (collectively, the "Sprint PCS Agreements"). Under the Sprint PCS agreements, we exclusively market PCS services under the Sprint and Sprint PCS brand names in our markets. The Sprint PCS agreements require us to interface with the Sprint PCS wireless network by building our network to operate on PCS frequencies licensed to Sprint in the 1900 MHz range. The Sprint PCS agreements also give us access to Sprint's equipment discounts, roaming revenue from Sprint PCS customers traveling into our territory, and various other back office services. The Sprint PCS agreements have initial terms of twenty years with three ten-year renewals which would lengthen the contracts to a total of fifty years. The Sprint PCS agreements will automatically renew for each additional ten-year term unless Sprint or we provide the other with two years' prior written notice to terminate the Sprint PCS agreements. The initial term of the agreements will expire in 2018.

     The agreements consist of one of each of the following for Horizon Personal Communications and one of each for Bright PCS:

     o    the management agreement;

     o    the services agreement; and

     o    the trademark and service mark license agreement with Sprint.

THE MANAGEMENT AGREEMENT

     Under our Sprint PCS agreements, we have agreed to:

     o construct and manage a network in our territory in compliance with Sprint's PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS products and services; and

     o    conduct advertising and promotion activities in our territory.

     Sprint will monitor our network operations and has unconditional access to our network.

     Exclusivity. We are designated as the only person or entity that can manage or operate a PCS network for Sprint in our territory. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Sprint is permitted under our agreement to make national sales to companies in our territory, and as required by the FCC, to permit resale of the Sprint PCS products and services in our territory. We accrue the financial benefits of either of these activities.

     Network build-out. The management agreement specifies the terms of the PCS affiliation with Sprint, including the required network build-out plan. We have agreed to operate our network to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network.

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

     Products and services. The management agreement identifies the products and services that we can offer in our territory. These services include Sprint PCS consumer and business products and services available as of the date of the agreements, or as modified by Sprint. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not otherwise violate the terms of the agreement, cause distribution channel conflicts, materially impede the development of the Sprint PCS network, cause consumer confusion with Sprint's PCS products and services or violate the trademark lease agreements. We may cross-sell services such as Internet access, customer premise equipment and prepaid phone cards with Sprint and other PCS affiliates of Sprint. If we decide to use third parties to provide these services, we must give Sprint an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint owned local exchange carrier as the exclusive distributor or Sprint approves the terms and conditions. Subject to agreements existing before we became a PCS affiliate of Sprint, we are required to use Sprint's long distance service which we can buy at wholesale rates.

     Service pricing. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint Free and Clear plans. We are permitted to establish our own local price plans for Sprint's PCS products and services offered only in our territory, subject to the terms of the agreement, consistency with Sprint's PCS regional and national pricing plans, regulatory requirements, capability and cost of implementing the rate plans in Sprint's systems and Sprint's approval.

     Fees. We are entitled to receive from Sprint an amount equal to 92% of collected revenues under the Sprint PCS agreements. Collected revenues include revenue from Sprint PCS subscribers based in our territory, excluding outbound roaming, and inbound non-Sprint PCS roaming. Except in the case of taxes, we are entitled to 100% of the following revenues that are not considered collected revenues:

     o    outbound non-Sprint PCS roaming revenue;

     o    inbound Sprint PCS roaming fees;

     o proceeds from the sales of handsets and accessories through our distribution channels; and

     o    proceeds from sales not in the ordinary course of business.

     Roaming. Although many Sprint PCS subscribers will purchase a bundled pricing plan that allows roaming anywhere on the Sprint PCS network without incremental roaming charges, we will earn roaming revenues from every minute that a Sprint PCS subscriber not based in our territory and any non-Sprint PCS subscriber uses our network. We will earn revenues from Sprint based on an established per-minute rate for Sprint's PCS or its affiliates' subscribers roaming in our territory. Similarly, we will pay for every minute our own subscribers use the Sprint PCS nationwide network outside our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint's third-party roaming agreements.

     Advertising and promotions. Sprint is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our territory, including the pro rata cost of any promotion or advertising done by any third-party retailers in our territory pursuant to a national cooperative advertising agreement with

Sprint. Sprint's PCS service area includes the urban markets around our territory. Sprint will pay for advertising in these markets. Given the proximity of these markets to ours, we expect considerable spill-over from Sprint's PCS advertising in surrounding urban markets.

     Program requirements. We must comply with Sprint's PCS program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs to the extent that Sprint meets these requirements. Sprint can adjust the program requirements from time to time. We have the right to appeal to Sprint's management adjustments which could cause an unreasonable increase in cost to us if the adjustment: (1) causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long-term debt, or (2) causes our long-term operating expenses to increase by more than 5% (10% for Bright PCS) on a net present value basis. If Sprint denies our appeal, we must then comply with the program adjustment, or Sprint has the right to exercise the termination rights described below. There is no cross-default provision between the Sprint PCS agreements for Horizon Personal Communications and the Sprint PCS agreements for Bright PCS.

     Non-competition. We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint. Within our territory we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide PCS services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint.

     Termination of management agreement. The management agreement can be terminated as a result of:

     o    termination of Sprint's PCS licenses;

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

     The termination or non-renewal of either of the management agreements triggers our rights and those of Sprint, as described below.

     If we have the right to terminate the management agreement because of an event of termination caused by a Sprint breach under the management agreement, we may generally:

     o require Sprint to purchase all of our operating assets used in connection with our network for an amount equal to at least 80% of our Entire Business Value as defined below;

     o if Sprint was the licensee for 20MHz or more of the spectrum in a particular market on the date the management agreement was executed, require Sprint to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 9% of our Entire Business Value; or

     o sue Sprint for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     If Sprint has the right to terminate the management agreement because of an event of termination caused by us, Sprint may generally:

     o require us to sell our operating assets to Sprint for an amount equal to 72% of our Entire Business Value;

     o require us to purchase, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value;

     o    take any action as Sprint  deems  necessary  to cure our breach of the
          management  agreement,   including  assuming  responsibility  for  and
          operating our network; or

     o sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

     Non-renewal. If Sprint gives us timely notice that it does not intend to renew the management agreement, we may:

     o require Sprint to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our Entire Business Value; or

     o if Sprint was the licensee for 20MHz or more of the spectrum in a particular market on the date the management agreement was executed, require Sprint to sell to us, subject to governmental approval, up to 10MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value.

     If we give Sprint timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint may:

     o purchase all of our operating assets for an amount equal to 80% of our Entire Business Value; or

     o require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value.

     Determination of Entire Business Value. If the Entire Business Value is to be determined, we and Sprint will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines:

     o the Entire Business Value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

     o then-current customary means of valuing a wireless telecommunications business will be used;

     o the business is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;

     o that we own the spectrum and frequencies presently owned by Sprint that we use and are subject to the Sprint PCS agreements; and

     o the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and these businesses will not be included in the sale.

     Indemnification. We have agreed to indemnify Sprint and its directors, employees and agents and related parties of Sprint and their directors, employees and agents against any and all claims against any of these parties arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint, our ownership of the operating assets or the actions or the failure to act of anyone who is employed or hired by us in the performance of any work under the management agreement, except we will not indemnify Sprint for any claims arising solely from their negligence or willful misconduct. Sprint has agreed to indemnify us and our directors, employees and agents against all claims against any of these parties arising from Sprint's violation of any law, from Sprint's breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint and us, or the actions or the failure to act of anyone who is employed or hired by Sprint in the performance of any work under the management agreement except Sprint will not indemnify us for any claims arising solely from our negligence or willful misconduct.

     Sprint PCS warrants. In connection with Sprint's grant to us of our markets in Pennsylvania, New York, Ohio and New Jersey, we agreed to grant to Sprint warrants to acquire shares of the Company's class A common stock (See "Note 17" under "Notes to Consolidated Financial Statements" included herein).

THE SERVICES AGREEMENTS

     The services agreements outline back office services provided by Sprint and available to us at established rates. Sprint can change any or all of the service rates one time in each twelve month period. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint offers three packages of available services. Each package identifies which services must be purchased from Sprint and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must either all be purchased from Sprint or we may provide those services ourselves. When we signed our original Sprint PCS agreements, we elected to provide billing, activation and customer care services on our own. In connection with the May 2000 grant by Sprint of additional markets to us, we agreed to change our arrangement under the services agreement so that Sprint will provide activation, billing and customer care. Accordingly, in June 2001, we discontinued the use of our own activation, billing, and customer care capabilities. We now purchase those services from Sprint. For our Bright PCS markets and our newer markets in Pennsylvania, New York and New Jersey, we launched these markets using Sprint's billing and customer care services. Sprint may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services received under the services agreement in connection with any other business or outside our territory. We may discontinue use of any service upon three months' prior written notice. Sprint may discontinue a service provided that Sprint provides us with nine months' prior notice.

    We have agreed with Sprint to indemnify each other as well as officers, directors, employees and other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

     We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services We believe that the Sprint and Sprint PCS brand names and symbols enjoy a very high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint in connection with Sprint's enforcement of its' respective rights. We have agreed with Sprint to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint products and services other than losses arising solely out of our use of the licensed marks in compliance with the contractual guidelines.

     Sprint can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's abandonment of the licensed marks or if Sprint files for bankruptcy, or the management agreement is terminated.

CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

     On September 26, 2000, the Company entered into a senior secured credit facility (the "secured credit facility") with a group of financial institutions to provide an aggregate commitment, subject to certain conditions, of up to $250 million. The secured credit facility is collateralized by a perfected security interest in substantially all of the Company's tangible and intangible current and future assets, including an assignment of the Company's affiliation agreements with Sprint and a pledge of all of the capital stock of the Company and its subsidiaries.

     Sprint entered into a consent and agreement (the "senior secured consent") for the benefit of the holders of the indebtedness under the Company's senior secured credit facility. This agreement was acknowledged by us, and modified Sprint's rights and remedies under our Sprint PCS agreements, for the benefit of the existing and future holders of indebtedness under our senior secured credit facility and any refinancing of the senior secured credit facility, which was a condition to the funding of any amounts under our senior secured credit facility.

     The senior secured consent principally provides for the following:

     o Sprint's consent to the pledge of substantially all of our assets, including our rights in the Sprint PCS agreements;

     o Sprint's consent to the pledge of all our equity interests in Horizon Personal Communications and Bright PCS and the pledge by Horizon Personal Communications and Bright PCS of all equity interests in each of their subsidiaries;

     o for redirection of payments due to us under our Sprint PCS agreements to the administrative agent during the continuation of our default under our senior secured credit facility;

     o for Sprint to maintain 10 MHz of PCS spectrum in all of our markets until our senior secured credit facility is satisfied or our operating assets are sold after our default under our senior secured credit facility;

     o for Sprint and the administrative agent to provide each other with notices of default by us under the Sprint PCS agreements and the senior secured credit facility, respectively; and

     o the ability to appoint interim replacements, including Sprint or a designee of the administrative agent, to operate our portion of the Sprint PCS network under the Sprint PCS agreements after an acceleration of or event of default under our senior secured credit facility or an event of termination under the Sprint PCS agreements.

     Sprint's right to purchase on acceleration of amounts outstanding under our senior secured credit facility. Subject to the requirements of applicable law, so long as our senior secured credit facility remains outstanding, the senior secured consent provides that Sprint may purchase our operating assets or pledged equity of our operating subsidiaries, upon its receipt of notice of an acceleration of our senior secured credit facility upon the following terms:

     o Sprint elects to make such a purchase of our operating assets within a specified period;

     o the purchase price of our operating assets is the greater of an amount equal to 72% of our "Entire Business Value" or the amount we owe under our senior secured credit facility;

     o if Sprint has given notice of its intention to exercise the purchase right for our operating assets, then the administrative agent is prohibited from enforcing its security interest for a time period after the acceleration or until Sprint rescinds its intention to purchase; and

     o if we receive a written offer within a time period after acceleration that is acceptable to us to purchase our operating assets or pledged equity of our operating subsidiaries after the acceleration, then Sprint has the right to purchase our operating assets or pledged equity of our operating subsidiaries on terms at least as favorable to us as the offer we receive.

     Sale of operating assets to third parties. If Sprint does not purchase our operating assets after an acceleration of the obligations under our senior secured credit facility, then the administrative agent will be able to sell the operating assets, subject to the requirements of applicable law, including the law relating to foreclosures of security interests. The administrative agent will have two options:

     o to sell the assets to an entity that meets the requirements to be our successor under the Sprint agreements; or

     o to sell the assets to any other third-party (including competitors of Sprint), principally subject to the condition that Sprint does not have to accept the third party as a PCS affiliate of Sprint and may terminate our Sprint PCS agreements.

             REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

     The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States. As an FCC licensee in our Chillicothe, Ohio, market, and as an entity facilitating PCS operations on Sprint's PCS spectrum under our Sprint PCS agreements, we must ensure that all of our operations comply with FCC requirements.

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

     The FCC had previously prohibited a single entity from having a combined attributable interest of 20% or greater in broadband PCS, cellular, and specialized mobile radio service licenses totaling more than 55 MHz in any urban areas or rural areas. This "spectrum cap" was raised from 45 MHz to 55 MHz in urban areas as the result of recent FCC action. Interests held by passive institutional investors, small companies and rural telephone companies are not usually deemed attributable for purposes of this prohibition if these interests do not exceed 40%. The FCC eliminated this restriction on January 1, 2003. Instead the FCC will consider competitive factors when licenses seek to aggregate large amounts of spectrum in an area. We cannot predict whether this action will lead to more consolidation in the wireless telecommunication industry generally, or in any of our PCS service areas.

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

CONDITIONS OF PCS LICENSES

     All PCS licenses are granted for ten-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within five years and to two-thirds of the population within ten years, and all 10MHz and 15 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of "substantial service" within that five-year period. Failure to meet these build-out requirements can result in license cancellation without a hearing. Other rule violations could result in license revocations and/or monetary fines. The FCC also requires licensees to maintain a certain degree of control over their licenses. The Sprint PCS agreements reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, the FCC decides whether a licensee has maintained the requisite degree of control on a case-by-case basis, upon consideration of the "totality of circumstances." It is therefore difficult to predict in advance with absolute certainty whether a particular arrangement will pass FCC muster. If the FCC were to determine that our agreements with Sprint need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. However the business arrangement between the parties may have to be restructured.

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

OTHER FCC REQUIREMENTS

     The FCC adopted rules in June 1996 that require local exchange and most commercial mobile radio carriers, to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. Most commercial mobile radio carriers are required to implement nationwide roaming by November 24, 2002, as well. The FCC currently requires most commercial mobile radio providers to be able to deliver calls from their networks to numbers anywhere in the country, and to contribute to the Local Number Portability Fund.

     The FCC has adopted rules permitting broadband PCS and other commercial mobile radio providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local telephone companies. In June 1996, the FCC adopted rules requiring broadband PCS and other commercial mobile radio providers to implement enhanced emergency 911 (E911) automatic location identification (ALI) capabilities within 18 months after the effective date of the FCC's rules. Sprint's initial compliance with these rules occurred on or before October 1, 2001. In addition, the FCC has required implementation of Phase II emergency 911 capabilities by October 1, 2002, including the ability to provide ALI of subscribers by latitude and longitude with a specified accuracy. Sprint has obtained waivers of the relevant ALI enhanced 911 requirements based on a modified deployment plan, which includes a number of interim benchmarks and other conditions, and would provide for completing Phase II E911 deployment by 2005. The Company's Chillicothe PCS system, the licenses to which the Company owns, is currently exempt from E911 ALI requirements.

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

COMMUNICATIONS  ASSISTANCE  FOR  LAW ENFORCEMENT ACT

     The Communications Assistance for Law Enforcement Act, or CALEA, was enacted in 1994 to preserve electronic surveillance capabilities by law enforcement officials in the face of rapidly changing telecommunications technology. CALEA requires telecommunications carriers, including us, to modify their equipment, facilities, and services to allow for authorized electronic surveillance based on either industry or FCC standards. The FCC has adopted rules implementing this statute and has established various implementation deadlines. Like other wireless carriers, Sprint has sought certain extensions of the deadlines, and these requests remain pending. We may be subjected to fines of as much as $10,000 per day if we are unable to comply with a surveillance request from law enforcement due to the lack of a required CALEA capability for which we or Sprint have not sought or received an extension.

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

REVIEW OF UNIVERSAL SERVICE REQUIREMENTS

     The FCC and the states are required to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. Sprint is required to contribute to the Federal universal service program as well as existing state programs. The FCC has determined that Sprint contribution to the Federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint total Federal and state universal service assessments or its ability to recover from the universal service fund.

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

ITEM 2. PROPERTIES

     Our principal executive offices are leased from a subsidiary of Horizon Telcom and are located at 68 E. Main Street, Chillicothe, Ohio 45601-0480, which is also the location of our first retail store. We lease an additional 42 retail stores throughout our territory. We own three switching facilities in Fort Wayne, Indiana, Erie, Pennsylvania and Johnson City, Tennessee. As of December 31, 2002, we leased 828 on-air towers. We believe our facilities are adequate for our current operations and are in good condition and additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     On July 3, 2002 the Federal Communications Commission (the "FCC") issued a declaratory ruling on issues referred to it by a U.S. District Court, in the case of Sprint Spectrum L.P. v. AT&T Corp. The FCC held that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC ruling order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint had such a contract with carriers such as AT&T. This ruling has been appealed to the U.S. Circuit Court of Appeals for the District of Columbia. The underlying case remains pending in the trial court, but has been stayed pending the outcome of the appeal. Because the appeal of the FCC ruling and the underlying case are both still pending, we cannot predict, with certainty, the final outcome of this action. As a result, we recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. The Company plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint has asserted the right to recover these revenues from us. We will continue to assess the ability of Sprint or other carriers to recover these charges. We are also continuing to review the availability of defenses we may have against Sprint's claim to recover these revenues from us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock or for the Company's convertible preferred stock. The following table summarizes the Company's capital stock as of December 31, 2002:

                                              NUMBER OF SHARES
CAPITAL STOCK                           AUTHORIZED       OUTSTANDING
-------------                         ---------------  ---------------
Convertible preferred stock........       175,000,000       30,432,329
Preferred stock....................        10,000,000               --
Class A common stock...............       300,000,000           26,646
Class B common stock...............        75,000,000       58,445,288
                                      ---------------  ---------------
  Total............................       560,000,000       88,904,263
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

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information as of December 31, 2002 with respect to shares of Horizon PCS common stock that may be issued under existing equity compensation plans.

                                            NUMBER OF
                                        SECURITIES TO BE                                NUMER OF SECURITIES
                                           ISSUED UPON          WEIGHTED-AVERAGE        REMAINING AVAILABLE
                                           EXERCISE OF         EXERCISE PRICE OF        FOR FUTURE ISSUANCE
                                       OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,          UNDER EQUITY
                                       WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       COMPENSATION PLANS
                                      ====================   ======================    ======================
Equity plans approved by
  stockholders....................            4,513,854       $               0.51                 7,183,029
                                      ====================   ======================    ======================

RECENT SALES OF UNREGISTERED SECURITIES:

     During the past year, the Company has sold or issued the following unregistered securities:

          (1) On March 1, 2002, the Company granted to an executive officer incentive stock options to purchase 200,000 shares of the Company's class B common stock at an exercise price of $5.60 per share.

          (2) In May 2002 and November 2002, the Company issued an additional 1,060,201 and 1,099,958 shares, respectively, of convertible preferred stock as a dividend-in-kind to the holders of the outstanding convertible preferred stock.

     Exemption from the registration provisions of the Securities Act for the transactions described in paragraph (2) above was claimed on the basis that such transaction did not constitute an "offer," "offer to sell," "sale," or "offer to buy" under Section 5 of the Securities Act. Exemption from the registration provisions of the Securities Act for the transactions described in paragraph (1) above was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof. In addition, exemption from the registration provisions of the Securities Act for the transactions described in paragraph 2 was claimed under Section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes and exemption from the registration provisions of the Securities Act for the transactions described in paragraph (2) above was claimed under Rule 144A of the Securities Act.

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

     The following tables present selected consolidated historical financial data for Horizon PCS, as of and for the five years ended December 31, 2002. We derived the balance sheet and statements of operations data as of and for the five years ended December 31, 2002, for Horizon PCS from the audited consolidated financial statements of Horizon PCS. The following information should be read together with "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and "ITEM 8. Financial Statements and Supplementary Data":

                                                             YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                                  1998       1999        2000       2001       2002
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
       STATEMENTS OF OPERATIONS DATA:
       Operating revenues:
         Subscriber revenues................  $    456    $  3,665   $  17,725   $  77,658   $ 152,409
         Roaming revenues...................        18         642       8,408      38,540      55,782
         Equipment revenues.................       309         600       3,061       7,106       7,847
                                             ----------  ---------- -----------  ----------  ----------
           Total revenues...................       783       4,907      29,194     123,304     216,038
       Operating expenses:
         Cost of service (exclusive of items
           shown below).....................     4,404       8,204      27,452     100,516     167,128
         Cost of equipment..................       994       2,444       9,775      14,872      19,189
         Selling and marketing..............     1,440       3,475      18,026      48,993      52,601
         General and administrative
           (exclusive of items shown below).     1,852       3,944      12,477      28,384      41,650
         Non-cash compensation expense......        --         291         490       1,434         681
         Depreciation and amortization......     1,748       2,685       6,135      18,519      40,271
         Loss (gain) on sale of PCS assets..        --      (1,388)         --       1,297         632
         Impairment of goodwill and impact
           of acquisition-related deferred
           taxes............................        --          --          --          --      13,222
                                             ----------  ---------- -----------  ----------  ----------
           Total operating expenses.........    10,438      19,655      74,355     214,015     335,374
                                             ----------  ---------- -----------  ----------  ----------
             Operating loss.................    (9,655)    (14,748)    (45,161)    (90,711)   (119,336)
       Gain (Loss) on exchange of stock.....        --          --      11,551        (400)         --
       Interest income and other, net.......    (1,690)         52       4,804       5,063       2,989
       Interest expense, net................      (838)     (1,529)    (10,318)    (27,434)    (60,601)
                                             ----------  ---------- -----------  ----------  ----------
             Loss from continuing
               operations before income
               taxes........................   (12,183)    (16,225)    (39,124)   (113,482)   (176,948)
       Income tax benefit (expense).........     4,145       5,275      (1,075)         --          --
                                             ----------  ---------- -----------  ----------  ----------
             Loss from continuing
               operations...................    (8,038)    (10,950)    (40,199)   (113,482)   (176,948)
       Preferred stock dividend.............        --          --      (2,782)    (10,930)    (11,756)
             Loss from continuing operations
               available to common
               stockholders.................  $ (8,038)   $(10,950)  $ (42,981)  $(124,412)  $(188,704)
                                             ==========  ========== ===========  ==========  ==========

          Basic and diluted loss per share
           from continuing operations         $  (0.15)   $  (0.20)  $   (0.76)  $   (2.13)  $   (3.23)
          Basic and diluted loss per share
           available to common stockholders   $  (0.15)   $  (0.20)  $   (0.77)  $   (2.13)  $   (3.23)



                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1998       1999       2000       2001       2002
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER DATA)
         BALANCE SHEET DATA:
         Cash and cash equivalents(3)....     $     27  $    147   $ 191,417   $ 123,776   $  86,137
         Total property and equipment, net      17,880    22,894     109,702     214,868     239,536
         Total assets....................       26,862    32,879     385,295     481,338     443,125
         Long-term debt(4)...............       21,180    24,590     185,283     384,056     516,284
         Total liabilities...............       24,919    35,042     238,300     447,957     585,567
         Convertible preferred stock.....           --        --     134,422     145,349     157,105
         Total stockholders' equity
           (deficit).....................        1,943    (2,163)     12,573    (111,967)   (299,547)

         OTHER DATA:
         Number of PCS subscribers(1).....       2,100    13,700      66,400     194,100     270,900
         Total population in our markets
           (millions).....................         1.6       4.9        10.2        10.2        10.2
         ARPU (including roaming)(2)......    $     46  $     64   $      75   $      83   $      75
         ARPU (excluding roaming)(2)......    $     44  $     55   $      51   $      56   $      55


-------------
(1) Represents the approximate number of PCS subscribers at the end of each period.
(2) Represents average monthly revenue per unit (subscriber). For more detail on how ARPU is computed, see "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."
(3) Excludes restricted cash of $24,063 and $48,660 at December 31, 2002 and 2001, respectively
(4) If the Company violates a covenant in the senior secured credit agreement, is declared to be in default of the credit agreement, and does not cure the default, then the debt will be reclassified to current liabilities.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

OVERVIEW

     We have focused a significant amount of our operational efforts over the past twelve months upgrading our wireless network to be able to provide the first level of third generation ("3G") network services marketed by Sprint nationally as "PCS Vision." In conjunction with Sprint's nationwide launch of PCS Vision, we began providing 3G services across our network in mid-August 2002. Subscribers are now able to connect to the Internet with their handsets, PDA's, and laptops at speeds of up to 144 kilobits per second ("kbps"). We believe the average user will experience peak rates of 75-80 kbps, which is two to three times faster than historical dial-up speeds.

     During the second half of 2001 and first half of 2002, a significant number of our customer additions were under the NDASL program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during the second half of 2002 as a significant number of these customers were disconnected and written-off.

     Sprint has discontinued the NDASL program and replaced it with Clear Pay and Clear Pay II which re-institutes deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we have focused our marketing efforts toward recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 74% at December 31, 2002, from 65% at it lowest point on March 31, 2002.

     In response to increased competition from other carriers and to improve focus on penetrating our markets with PCS Vision, we reorganized our operations groups on October 1, 2002. We realigned our internal geographic markets and added a vice president to oversee our marketing and retail operations teams. We look forward to the benefits of this new organizational alignment and believe it will result in higher gross subscriber additions and a better customer retention effort.

SPRINT AGREEMENTS

     Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include, long distance charges, roaming expense and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution program. The 8% management fee is included in general and administrative. Amounts recorded relating to the Sprint Agreements for the years ended December 31, 2002 and 2001, are approximately as follows:

      TOTAL REVENUES AND EXPENSES PROVIDED BY
                  SPRINT AGREEMENTS                          2002             2001
---------------------------------------------------     ---------------  ---------------
Roaming revenue....................................      $  51,688,000    $  37,734,000
                                                        ===============  ===============

Cost of Service:
 Roaming.............................................    $  40,883,000    $  27,007,000
 Billing and customer care...........................       20,587,000       10,475,000
 Long distance.......................................       10,470,000        6,640,000
                                                        ---------------  ---------------
  Total cost of service..............................       71,940,000       44,122,000
 Selling and marketing...............................        2,566,000        1,460,000
 General and administrative:
 Management fee......................................       12,027,000        5,923,000
                                                        ---------------  ---------------
   Total expense.....................................    $  86,533,000    $  51,505,000
                                                        ===============  ===============

KEY METRICS

     The following discussion details key operating metrics and focuses on the details of our financial performance over the last quarter and current fiscal year.

     Customer Additions. As of December 31, 2002, we provided personal communication service directly to approximately 270,900 customers. For the year ended December 31, 2002 and 2001, Horizon PCS net subscribers increased by approximately 76,800 and 127,700 customers, respectively. Gross activations during 2002 were 12% higher than 2001. However, an increase in the churn of NDASL and Clear Pay subscribers resulted in overall lower net customer additions for the year ended December 31, 2002, compared to the year ended December 31, 2001.

     Cost Per Gross Addition. CPGA summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing, cost of equipment and activation costs (which are included as a component of cost of service) and reducing that amount by the equipment revenue recorded, then dividing that net amount by the total new customers acquired during the period. CPGA increased to $342 for the year ended December 31, 2002, compared to $339 for the year ended December 31, 2001 due primarily to an increase in commissions.

     Churn. Churn is the monthly rate of customers that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Churn for the year is an average of the twelve months in the year. Churn for the year ended December 31, 2002, was 3.5% compared to 2.4% for the year ended December 31, 2001. This increase in churn is a result of an increase in the amount of sub-prime credit quality customers the Company added whose service was involuntarily discontinued during the period. We believe that it is likely that churn will remain at or slightly below this level during 2003.

     Average Revenue Per Unit. ARPU summarizes the average monthly revenue per customer. ARPU is computed by dividing service revenue and roaming revenues for the period by the average subscribers for the period.

     The following summarizes ARPU for the year ended December 31:

                                                      2002            2001
                                                 -------------   -------------
      Service revenues
         Recurring..........................     $       40      $       43
         Minute sensitive...................             12              14
         Features and other.................              3              (1)
                                                 -------------   -------------
           Total service revenues...........             55              56
                                                 -------------   -------------

      Roaming revenues......................             20              27
                                                 -------------   -------------
             ARPU...........................     $       75      $       83
                                                 -------------   -------------

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

     The reduction in the reciprocal roaming rate has caused a decline in the roaming ARPU. On April 27, 2001, Sprint and its affiliates announced an agreement on a new Sprint PCS roaming rate; the reciprocal roaming rate decreased from $0.20 per minute to $0.15 per minute effective June 1, 2001, and decreased further to $0.12 per minute effective October 1, 2001. The reciprocal roaming rate changed to $0.10 per minute on January 1, 2002. Sprint has notified the Company that it intends to reduce the reciprocal roaming rate to $0.058 per minute of use in 2003. Based upon 2002 historical roaming data, a reduction in the reciprocal roaming rate to $0.058 per minute would have substantially reduced roaming revenue and expense. Had the lower rate been in effect for all of 2002, roaming revenue would have been approximately 40-50% lower.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is a financial metric used to estimate cash flow available to service debt. EBITDA can be calculated from our income statement as follows:


                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                            2002                 2001
                                                     -----------------    -----------------
     Operating Loss.................................  $     (119,336)      $    (90,711)
     Plus: Depreciation and amortization............          40,271             18,519
           Non-cash compensation....................             681              1,434
           Loss on sale of PCS assets...............             631              1,297
           Impairment of goodwill and impact of
             acquisition-related deferred taxes.....          13,222                 --
                                                     -----------------    -----------------

              EBITDA................................  $      (64,531)      $    (69,461)
                                                     =================    =================


     We believe that EBITDA is useful for lenders and shareholders in assessing cash flow and liquidity. However, EBITDA is not a measure of financial performance presented under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. However, the Company's secured credit facility has a covenant requiring EBITDA to be controlled to a certain threshold.

RESULTS OF OPERATIONS

    The following table sets forth a breakdown of our revenues by type.

                                                                FOR THE YEARS ENDED DECEMBER 31,
 (DOLLARS IN THOUSANDS)                                 2002                   2001                   2000
                                             ----------------------- ----------------------- -----------------------
                                               AMOUNT          %        AMOUNT         %       AMOUNT         %
                                             ----------- ----------- ----------- ----------- ----------- -----------
    Subscriber revenues...................    $ 152,410       71%     $  77,658        63%    $  17,725      61%
    Roaming revenues......................       55,782       26%        38,540        31%        8,408      29%
    Equipment revenues....................        7,846        3%         7,106         6%        3,061      10%
                                             ----------- ----------- ----------- ----------- ----------- -----------
      Total revenues......................    $ 216,038      100%     $ 123,304       100%    $  29,194     100%
                                             =========== =========== =========== =========== =========== ===========

     Subscriber revenues. Subscriber revenues for the year ended December 31, 2002, were $152.4 million, compared to $77.7 million for the year ended December 31, 2001, an increase of $74.7 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had approximately 270,900 PCS customers at December 31, 2002, compared to approximately 194,100 at December 31, 2001. Our customer base has grown because we have launched additional markets and increased our sales force.

     Roaming revenues. Roaming revenues increased from $38.5 million during the year ended December 31, 2001, to $55.8 million for the year ended December 31, 2002, an increase of $17.3 million. This increase resulted from the continued expansion of our service territory as well as expanding roaming agreements with wireless carriers.

     Equipment revenues. Equipment revenues consist of handsets and accessories sold to customers through our stores and through our direct sales force. Equipment revenues for the year ended December 31, 2002, were $7.8 million, compared to $7.1 million for the year ended December 31, 2001, representing an increase of approximately $700,000. The increase in equipment revenues is the result of an increase in the number of handsets sold by our stores and direct sales force, somewhat offset by a lower sales price per unit.

     Cost of service. Cost of service includes costs associated with operating our network, including site rent, utilities, engineering personnel and other expenses related to operations. Cost of service also includes interconnection expenses, customer care, Sprint charges, Sprint PCS roaming fees and non-Sprint roaming fees. We pay Sprint PCS roaming fees to Sprint when our customers use Sprint's PCS network outside of our territory. We pay non-Sprint PCS roaming fees to other wireless service providers when our customers use their networks.

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

     Sprint provides back-office and other services to the Company. Recently, Sprint has sought to increase service fees in connection with its development of 3G-related back-office systems and platforms. The Company, along with the other Sprint affiliates, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur additional expenses, which could have a material adverse impact on our liquidity and financial results. As of December 31, 2002, the Company has been billed by Sprint for 3G development costs of approximately $600,000, which the Company has not recorded or paid due to this dispute.

     Cost of service for the year ended December 31, 2002, was $167.1 million, compared to $100.5 million for the year ended December 31, 2001, an increase of $66.6 million. This increase reflects an increase in roaming expense and long distance charges of $16.7 million and the increase in costs incurred under our network services agreement with the Alliances of $13.7 million, both as a result of our subscriber growth during 2002. Additionally, at December 31, 2002, our network covered approximately 7.4 million people versus approximately 6.9 million people at December 31, 2001. As a result, cost of service in 2002 was higher than 2001 due to the increase in network operations expense, including tower lease expense, circuit costs and payroll expense, of approximately $22.3 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $11.2 million and other variable expenses, including interconnection and national platform expenses, of approximately $2.7 million. Overall, the average monthly cost of providing service per the average subscriber on our network decreased from $72 to $60 for the year ended December 31, 2001 and 2002, respectively, as we have increased our subscriber base. In the aggregate, we expect to have substantial increases in 2003 in charges from Sprint, both as a result of volume and pricing increases.

     Cost of equipment. Cost of equipment includes the cost of handsets and accessories sold by our stores and direct sales force to our customers. Cost of equipment for the year ended December 31, 2002, was $19.2 million, compared to $14.9 million for the year ended December 31, 2001, an increase of $4.3 million. The increase in the cost of equipment is the result of the growth in our wireless customers, partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Selling and marketing expenses. Selling and marketing expenses consist of costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expense also includes commissions paid to national and local third party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. Selling and marketing expenses rose to $52.6 million for the year ended December 31, 2002, compared to $49.0 million for the year ended December 31, 2001, an increase of $3.6 million. This increase reflects the increase in the costs of operating our 44 retail stores, 6 of which were launched during 2002. The costs include an increase in marketing and advertising in our sales territory of $6.5 million, the increase in commissions paid to third parties of $1.4 million and is offset by the decrease in subsidies on handsets sold by third parties of $4.3 million. We expect selling and marketing expense to increase in the aggregate as we compete to add new customers.

     General and administrative expenses. General and administrative costs include the Sprint management fee (which is 8% of "collected revenues" as described under the "Sprint PCS Agreements" above), a provision for doubtful accounts and costs related to corporate support functions, including costs associated with functions performed for us by Horizon Services under our services agreement. These include finance functions, accounting services, computer access and administration, executive, supervisory, consulting, customer relations, human resources and other administrative services. Horizon Services' costs for these functions are charged to us using a standard FCC cost allocation methodology. Under this methodology, all costs that can be specifically identified to us are directly charged to us, and all costs that are specifically identified to other subsidiaries of Horizon Telcom are charged to them. Costs incurred by Horizon Services that cannot be specifically identified to a company for which Horizon Services provides service are apportioned among the Horizon Telcom subsidiaries based on appropriate measures. Because of the economies of scale inherent in a centralized service company, we believe we are able to receive these services less expensively through this arrangement than if we provided them ourselves.

     General and administrative expenses for the year ended December 31, 2002, were approximately $41.7 million compared to approximately $28.4 million in 2001, an increase of approximately $13.3 million. The increase reflects an increase in the provision for doubtful accounts of approximately $9.1 million, primarily due to the write-off of NDASL and ClearPay customers, and an increase in the Sprint management fee of approximately $6.1 million, as a result of higher subscriber revenues in 2002, offset by a decrease in other general expenses of approximately $1.9 million due primarily to a decrease in the use of professional services.

     Non-cash compensation expense. For the year ended December 31, 2002 and 2001, we recorded stock-based compensation expense of approximately $700,000 and $1.4 million, respectively. The expense recorded in 2001 includes approximately $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and approximately $709,000 for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $620,000 in 2003, $193,000 in 2004, and $71,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $21.8 million to a total of $40.3 million in 2002. The increase reflects the continuing construction of our network as we funded approximately $63.1 million of capital expenditures during 2002.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by Statements of Financial Accounting Standards ("SFAS") No.
144. Accordingly, depreciation and amortization expense for the year ended December 31, 2002, includes approximately $3.5 million of expense related to accelerated depreciation on the impaired asset.

     Amortization expense of the intangible asset related to the Bright PCS' acquisition was approximately $1.7 million during the years ended December 31, 2002 and 2001. Goodwill amortization was approximately $400,000 during the year ended December 31, 2001. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint in September 2000. We agreed to grant warrants to Sprint in exchange for the right to provide service in additional markets. The warrants will be issued to Sprint at the earlier of an initial public offering of the Company's common stock or July 31, 2003. The intangible asset is being amortized over the remaining term of the Sprint management agreement, resulting in approximately $800,000 of amortization expense per year. Amortization expense related to this intangible asset was approximately $800,000 for the years ended December 31, 2002 and 2001.

     Loss on disposal of PCS assets. During the year ended December 31, 2002, we incurred a loss of approximately $600,000 related to the sale of network equipment and corporate-owned vehicles. These sales resulted in proceeds of approximately $1.6 million. The vehicles were subsequently leased back from the purchaser.

     Impairment of goodwill and impact of acquisition-related deferred taxes. On December 31, 2002, the Company performed the annual valuation assessment of goodwill. As a result of this valuation the Company recorded goodwill impairment of approximately $13.2 million, which eliminates the entire balance of goodwill at December 31, 2002. The fair value was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

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

     Interest income and other, net. Interest income and other for the year ended December 31, 2002, was approximately $3.0 million compared to approximately $5..1 million in 2001. This decrease was due primarily to a lower average balance of cash investments during 2002, as compared to the same period in 2001 and due to a lower short-term interest rate environment in 2002.

     Interest expense, net. Interest expense for the year ended December 31, 2002, was approximately $60.6 million, compared to approximately $27.4 million in 2001. The increase in interest expense was a result of our additional indebtedness. We will incur additional interest expense and do not anticipate lower debt levels in 2003.

     Interest on the outstanding balance of our secured credit facility accrues at LIBOR plus a specified margin. On June 29, 2002, we agreed to several changes in the secured credit facility including a 25 basis point increase in the margin on the annual interest rate. At December 31, 2002, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.40%, while the interest rate on the $50.0 million term loan B was 6.33%. Interest expense on the secured credit facility was $9.3 million and $4.8 million during the year ended December 31, 2002 and 2001, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $108.7 million at December 31, 2002. Interest expense on the discount notes was approximately $27.2 million and $23.8 million during the year ended December 31, 2002 and 2001, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $24.1 million and $1.5 million during the years ended December 31, 2002 and 2001, respectively. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $2.8 million and $1.1 million during the year ended December 31, 2002 and 2001, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $1.6 million and $2.8 million during the year ended December 2002 and 2001, respectively, in commitment fees paid on the unused portion of our secured credit facility.

     Capitalized interest during the year ended December 31, 2002 and 2001, was approximately $4.4 million and $6.6 million, respectively.

     Income tax (expense) benefit. We did not record any income tax benefit for the years ended December 31, 2002 and 2001, because of the uncertainty of generating future taxable income to be able to recognize current net operating loss carryforwards.

     Loss on continuing operations. Our loss on continuing operations for the year ended December 31, 2002, was $176.9 million compared to $113.5 million for the year ended December 31, 2001. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base, as well as the factors discussed in "Business - Current Developments" and "Business - Current Operating Environment and Our Business Strategy." We expect to incur significant operating losses and to generate significant negative cash flow from operating activities due to these factors.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through December 31, 2002, we have issued an additional 4,345,092 shares of convertible preferred stock in payment of dividends, including 1,060,201 shares on May 1, 2002 and 1,099,958 shares on November 1, 2002.

     Other comprehensive income (loss). During 2001, we entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives. Other comprehensive income of approximately $400,000 and a loss of approximately $800,000 were recorded for the years ended December 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

SPRINT AGREEMENTS

     Amounts recorded relating to the Sprint Agreements for the years ended December 31, 2001 and 2000, are approximately as follows:

      TOTAL REVENUES AND EXPENSES PROVIDED BY
                  SPRINT AGREEMENTS                    2001            2000
-----------------------------------------------   --------------  -------------
Roaming revenue................................    $ 37,734,000    $ 7,662,000
                                                  ==============  =============

Cost of Service:
 Roaming.......................................    $ 27,007,000    $ 5,180,000
 Billing and customer care.....................      10,475,000        960,000
 Long distance.................................       6,640,000        574,000
                                                  --------------  -------------
   Total cost of service.......................      44,122,000      6,714,000
Selling and marketing..........................       1,460,000        322,000
General and administrative:
 Management fee................................       5,923,000      1,302,000
                                                  --------------  -------------
   Total expense...............................    $ 51,505,000    $ 8,338,000
                                                  ==============  =============

KEY METRICS

     The following discussion details key operating metrics and focuses on the details of our financial performance during 2001.

     Customer Additions. As of December 31, 2001, we provided personal communication service directly to approximately 194,100 customers. For the year ended December 31, 2001 and 2000, Horizon PCS net subscribers increased by approximately 127,700 and 52,700 customers, respectively. Gross activations during 2001 were 153% higher than 2000 due in part to the launching of additional markets and changes in deposit requirements for new low credit quality subscribers.

     Cost Per Gross Addition. CPGA was $339 for the year ended December 31, 2001, compared to $373 for the year ended December 31, 2000. This decrease is primarily the result of more gross activations in 2001 compared to 2000.

     Churn. Churn for the year ended December 31, 2001, was 2.4% compared to 2.6% for the year ended December 31, 2000.

     Average Revenue Per Unit. The following summarizes ARPU for the year ended December 31:

                                                     2001           2000
                                               --------------  -------------
     Service revenues
        Recurring..........................     $       43      $      38
        Minute sensitive...................             14             13
        Features and other.................             (1)            --
                                               --------------  -------------
          Total service revenues...........             56             51
                                               -------------   -------------

     Roaming revenues......................             27             24
                                               -------------   -------------
            ARPU...........................     $       83      $      75
                                               -------------   -------------

     Recurring service ARPU has increased as more customers activated or migrated to service plans carrying higher monthly recurring charges.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is a financial metric used to estimate cash flow available to service debt. EBITDA can be calculated from our income statement as follows:

                                                     YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                    2001                2000
                                             ----------------    ---------------
Operating Loss.........................       $  (90,711)         $  (45,161)
Plus:   Depreciation and amortization..           18,519               6,134
        Non-cash compensation..........            1,434                 490
        Loss on sale of PCS assets.....            1,297                  --
                                            ----------------    ----------------

           EBITDA......................       $  (69,461)         $  (38,537)
                                            ================    ================

     EBITDA is not a measure of financial performance presented under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. However, the Company's secured credit facility has a covenant requiring EBITDA to be controlled to a certain threshold.

     Subscriber revenues. Subscriber revenues for the year ended December 31, 2001, were $77.7 million, compared to $17.7 million for the year ended December 31, 2000, an increase of $60.0 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We had approximately 194,100 PCS customers at December 31, 2001, compared to approximately 66,400 at December 31, 2000. Our customer base has grown because we have launched additional markets and increased our sales force. ARPU excluding roaming increased in 2001 to $56 from $51 in 2000 as customers chose plans carrying a higher monthly recurring charge.

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

     General and administrative expenses General and administrative expenses for the year ended December 31, 2001, were $28.4 million compared to $12.5 million in 2000, an increase of $15.9 million. The increase reflects an increase in the provision for doubtful accounts of $5.0 million, an increase in the Sprint management fee of $4.6 million as a result of higher subscriber revenues in 2001, increased professional fees, including non-recurring costs related to pursuing strategic business alternatives of $1.3 million, increased headcount and professional services at Horizon Services of $1.8 million needed to support our growth, and other general expenses, including property and franchise taxes, of $3.2 million.

     Non-cash compensation expense. For the year ended December 31, 2001 and 2000, we recorded stock-based compensation expense of approximately $1.4 million and $500,000, respectively. The $1.4 million includes approximately $725,000 related to the distribution of 7,249 shares of Horizon Telcom stock to employees of Horizon PCS and approximately $709,000 for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by $12.4 million to a total of $18.5 million in 2001. The increase reflects the continuing construction of our network as we funded approximately $116.6 million of capital expenditures during 2001. In addition, because our acquisition of Bright PCS was accounted for as a purchase transaction, amortization has increased as a result of amortizing the related goodwill and intangible assets. Amortization expense of the intangible asset was approximately $1.7 million and $900,000 during 2001 and 2000, respectively. Related goodwill amortization was approximately $400,000 and $200,000 in 2001 and 2000, respectively. Goodwill amortization ceased as of December 31, 2001, with the adoption of SFAS No. 142.

     Amortization expense also includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint in September 2000. Amortization expense related to this intangible asset was approximately $800,000 and $200,000 for the years ended December 31, 2001 and 2000, respectively.

     Loss on disposal of PCS assets. During 2001, we incurred a loss of approximately $1.3 million related to the upgrade of network equipment to 3G technology. The loss represents the net book value of the assets disposed of, less proceeds received for the equipment.

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

     Interest income and other, net. Interest income and other for the year ended December 31, 2001, was $5.0 million. Interest income was generated from the short-term investment of cash proceeds from our private equity sales, discount notes and drawings under the secured credit facility, all completed on September 26, 2000. Additionally, in conjunction with our offering of $175.0 million in senior notes in December 2001, we were required to escrow approximately $48.7 million of the proceeds (in an interest bearing account) for the first four interest payments due under the notes' terms. We recorded $69,000 of interest income on the escrow funds.

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

     Other comprehensive income (loss). In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of our term loan borrowed under the secured credit facility at a rate of 9.4%. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing the remaining $25.0 million of our term loan borrowed under the secured credit facility at 7.65%. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. Other comprehensive loss of approximately $800,000 and an other expense of approximately $200,000 were recorded for the year ended December 31, 2001. We do not expect the effect of these swaps to have a material impact to interest expense for the remainder of their lives.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company was in compliance with its covenants with regards to its outstanding debt. However, we believe that it is probable that the Company will violate one or more covenants under its secured credit facility in 2003. The failure to comply with a covenant would be an event of default under our secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes (see "Note 11" in the "Notes to Consolidated Financial Statements") and would give Sprint certain remedies under our Consent and Agreement with Sprint. See "The Sprint Agreements." The Company does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS's independent auditors' report dated March 4, 2003 states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

     In addition,  without the  additional  borrowing  capacity under the senior credit facility, significant modifications in the amounts charged by Sprint under the management agreements, significant modifications in the amounts charged by the Alliances under the Network Service Agreement and/or a restructuring of our capital structure, the Company likely does not have sufficient liquidity to fund its operations so that it can pursue its desired business plan and achieve positive cash flow from operations.

     The Company plans to take the following steps (some of which it has already commenced) within the next six months to achieve compliance under its debt facilities and to fund its operations:

     o Entering into negotiations with Sprint to adjust the amounts charged by Sprint to the Company under the Sprint management agreements to improve the Company's cash flow from operations.

     o Entering into negotiations with the lenders under our senior credit facility to modify our debt covenants and, if necessary, to obtain waivers and/or a forbearance agreement with respect to defaults under the senior credit facility.

     o Entering into negotiations with the lenders under our senior credit facility to obtain the right to borrow under the $95 million line of credit and to modify the repayment terms of this facility.

     o If the lenders under the senior credit facility accelerate the senior secured debt, negotiating a waiver or forbearance agreement with representatives of the holders of our senior notes and discount notes.

     o Entering into negotiations or arbitration with the Alliances to reduce the amounts charged by Alliances to the Company under the network agreements to improve the Company's cash flow from operations.

     o Pursuing means to reduce operating expenses by critically analyzing all expenses and entering into pricing negotiations with key vendors.

     The Company would need to be successful in these efforts to be in position to execute its business plan and achieve positive cash flow. The Company can give no assurance that it will be successful in these efforts. In its early discussions with Sprint, Sprint has indicated reluctance in modifying the fee structure as needed under the first item listed above.

     The Company has engaged Berenson & Company, an investment banking firm, to assist in its efforts to renegotiate or restructure its equity, debt and other contractual obligations.

     If the Company is unable to restructure its current debt and other contractual obligations as discussed above, it would need to:

     o    obtain financing to satisfy or refinance its current obligations;

     o find a purchaser or strategic partner for the Company's business or otherwise dispose of its assets; and/or

     o    seek bankruptcy protection.

     Financing Overview. In 2000, Horizon Telcom formed Horizon PCS, to which it transferred its subsidiary Horizon Personal Communications. In June 2000, Horizon PCS acquired the remaining 74% of Bright PCS. Horizon PCS also entered into several major financing transactions in September 2000 and December 2001.

     On September 26, 2000, an investor group led by Apollo Management purchased $126.5 million of Horizon PCS' convertible preferred stock in a private placement. Concurrent with the closing, the holder of Horizon PCS' $14.1 million short-term convertible note (including accrued interest of $1.1 million) converted the note into the same convertible preferred stock purchased by the investor group.

     On September 26, 2000, Horizon PCS received $149.7 million from the issuance of $295.0 million of senior discount notes due October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005, at a rate of 14.00% compounded semi-annually. The discount notes do not require us to pay cash interest until the fifth year after they are issued, at which point we will pay semi-annual interest until maturity. The discount notes are general unsecured obligations and are guaranteed by our existing and future domestic restricted subsidiaries. The guarantees are senior subordinated obligations of our existing and future domestic restricted subsidiaries. The rights of the holders of our discount notes to receive payments pursuant to the guarantees are subordinated in right of payment to the holders of our existing and future senior indebtedness, including our $250.0 million secured credit facility described below.

     Also on September 26, 2000, Horizon PCS received $50.0 million as part of a $225.0 million secured credit facility with a bank group led by First Union National Bank. The borrowing capacity of the secured credit facility was increased to $250.0 million in November 2000. The secured credit facility consists of the following two loans:

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

     The $50.0 million tranche was drawn on September 26, 2000, and had an interest rate of 6.33% at December 31, 2002. As required, we drew the remaining $105.0 million tranche in March, 2002. The interest rate on the $105.0 million tranche was 5.40% at December 31, 2002.

     On December 7, 2001, Horizon PCS received $175.0 million from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at 13.75% annually, with interest payments commencing June 15, 2002. Approximately $48.7 million of the offering's proceeds were placed in an escrow account to fund the first four semi-annual interest payments. The first of these payments were made on June 15, 2002, and December 15, 2002. The senior notes were subject to an exchange offer that was completed in 2002.

     The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on contractual level of long-term indebtedness:

(Dollars in millions)                                    Years Ending December 31,
                                   -------------------------------------------------------------------
                                       2003         2004          2005          2006          2007      Thereafter
                                   ------------ ------------  ------------- ------------  ------------ -------------
Secured credit facility,
  due 2008.....................     $   155.0    $   146.7     $    126.5    $    99.7     $    71.6     $      --
     Variable interest rate (1)          5.70%        5.70%          5.70%        5.70%         5.70%         5.70%
     Principal payments........     $      --    $     8.3     $     20.2    $    26.8     $    28.1     $    71.6
Discount notes, due 2010 (2)...     $   217.5    $   253.1     $    283.7    $   286.1     $   288.5     $      --
     Fixed interest rate.......         14.00%       14.00%         14.00%       14.00%        14.00%        14.00%
     Principal payments........     $      --    $      --     $       --    $      --     $      --     $   295.0
Senior notes, due 2011.........     $   175.0    $   175.0     $    175.0    $   175.0     $   175.0     $      --
     Fixed interest rate.......         13.75%       13.75%         13.75%       13.75%        13.75%        13.75%
     Principal payments........     $      --    $      --     $       --    $      --     $      --     $   175.0

______________________
(1) Interest rate on the secured credit facility equals LIBOR plus a margin that varies from 400 to 450 basis points. At December 31, 2002, $50.0 million was effectively fixed at 8.53% through two interest rate swaps discussed in "ITEM 3. Quantitative and Qualitative Disclosures About Market Risk". The nominal interest rate is assumed to equal 5.70% for all periods ($50.0 million at 6.33% and $105.0 million at 5.40%).
(2) Face value of the discount notes is $295.0 million. End of year balances presented herein are net of the discount and net of the related warrant value and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     Statement of Cash Flows. At December 31, 2002, we had cash and cash equivalents of approximately $86.1 million and working capital of approximately $87.6 million. At December 31, 2001, we had cash and cash equivalents of approximately $123.8 million and working capital of approximately $117.0 million. The decrease in cash and cash equivalents of approximately $37.7 million is primarily attributable to the funding of our loss from continuing operations of approximately $176.9 million (this loss includes certain non-cash charges) and funding our capital expenditures of approximately $63.1 million during 2002, offset by the $105.0 million draw on the secured credit facility.

     The Company was also required to escrow funds sufficient to cover the first four interest payments on the senior notes. These funds are presented as restricted cash on the consolidated balance sheet. Net cash used in operating activities for the year ended December 31, 2002, was approximately $78.8 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $176.9 million was partially offset by increases to depreciation, increases in accrued liabilities and offset by increases to accounts receivable.

     Net cash used in investing activities for the year ended December 31, 2002, was approximately $61.5 million. Our capital expenditures for that period were approximately $63.1 million, reflecting the continuing build-out and upgrade of our network. At December 31, 2002, we operated approximately 828 cell sites in our network (an additional 510 cell sites were operated by the Alliances in our territories). This represents an addition of approximately 224 sites during the year ended December 31, 2002. In addition to the sites, we have increased the number of switching stations in our territory and have increased our number of retail stores from 38 at the end of 2001 to 44 at December 31, 2002. We expect future capital expenditures to be much less than 2002 as we focus more on operational and maintenance of our network and less on build out and expansion. During 2002, the Company entered into a sale-leaseback transaction with an unrelated third party on vehicles used in the network and sales operations teams. As a result of this transaction, the Company recorded a loss on disposal of approximately $300,000. The vehicles disposed had a net book value of $1.5 million.

     Net cash provided by financing activities for the year ended December 31, 2002, was $102.7 million consisting mostly of the March 2002 draw on the term loan A required under our secured credit facility of $105.0 million. We incurred $2.3 million of deferred financing fees related to the amendment of our covenants under the secured credit facility discussed above.

     Debt Covenants. Horizon PCS' secured credit facility includes financial covenants that must be met each quarter. The Company did not meet the covenant for EBITDA for the first quarter of 2002. As a result of higher than expected gross and net additions to Horizon PCS subscribers for that quarter, the Company incurred additional expenses to add those customers. Although the Company ultimately benefits from the revenues generated by new subscribers, the Company incurs one-time expenses associated with new subscribers, including commissions, handset subsidies, set up costs for the network and marketing expenses. As a result, these new subscriber costs negatively affect EBITDA in the short-term during the period of the addition of new subscribers, which led to non-compliance with the EBITDA covenant for the first quarter of 2002.

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

     The following table details the maximum amount available to be borrowed on the line of credit for the period then ended:

                                                        MAXIMUM  AMOUNT
                                                       AVAILABLE  TO BE
                                                           BORROWED
                                                       ----------------

         December 31,  2002..........................                --
         March 31, 2003..............................                --
         June 30, 2003...............................     $  16,000,000
         September 30, 2003..........................        26,000,000
         December 31, 2003...........................        33,000,000
         March 31, 2004..............................        52,000,000
         April 1, 2004...............................        95,000,000

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:

                                                        DEPOSIT BALANCE
                                                          REQUIREMENT
                                                        ---------------

         November 16, 2002, through December 31, 2002.    $  55,000,000
         January 1, 2003, through February 15, 2003...       33,000,000
         February 16, 2003, through March 31, 2003....       11,000,000
         April 1, 2003, through May 15, 2003..........        5,500,000

     As of December 31, 2002, the Company is in compliance with all of the applicable covenants, as amended. However as described above, the Company believes it is probable the Company will violate one or more of the covenants during 2003.

     Contractual Obligations. The following table summarizes contractual principal maturities of long-term debt outstanding (which is recorded net of unaccreted interest on the balance sheet) and minimum payments required under operating leases and other long-term commitments as of December 31, 2002:

                              LONG-TERM
                              DEBT AND                         ALLIANCES
                               CURRENT        OPERATING         NETWORK
YEAR                         MATURITIES        LEASES          AGREEMENT          TOTAL
-------------------------  -------------- --------------    --------------   --------------
2003...................... $         --   $  16,122,000     $  38,600,000    $  54,722,000
2004......................     8,250,000     15,295,000                --       23,545,000
2005......................    20,187,500     12,590,000                --       32,777,500
2006......................    26,750,000      7,783,000                --       34,533,000
2007......................    28,062,500      3,320,000                         31,382,500
Thereafter................   541,750,000      7,027,000                --      548,777,000
                           -------------- --------------    --------------   --------------
   Total.................. $ 625,000,000  $  62,137,000     $  38,600,000    $ 725,737,000
                           ============== ==============    ==============   ==============

     Credit Ratings. At December 31, 2002, the discount notes were rated by Standard and Poors ("S&P") as "CCC+" with a negative outlook, which means an obligation "is currently vulnerable to nonpayment and is dependent upon favorable business, financial, and economic conditions for the obligor to meet its financial commitment on the obligation. In the event of adverse business, financial, or economic conditions, the obligor is not likely to have the capacity to meet its financial commitment on the obligation." At December 31, 2002, Moody's Investors Services ("Moody's") rated the notes as "C", which is Moody's lowest bond rating. The CUSIP on the discount notes is 44043UAC4.

     At December 31, 2002, the senior notes were rated by S&P as "CCC+" with a negative outlook. Moody's rated the senior notes as "C," which is Moody's lowest bond rating. The CUSIP on the senior notes is 44043UAH3.

     Funding Requirements. At December 31, 2002, we had a $95.0 million line of credit, with certain restrictions discussed above, committed under our secured credit facility. However, if we violate our debt covenants this line will not be available. We believe the increase in churn and subsequent write-offs of involuntary NDASL deactivations combined with a slow down in activation growth during the second and third quarters of 2002 has extended the time it will take to reach positive EBITDA.

     EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

     For the year ended December 31, 2003, we anticipate our funding needs will be between $80.0 and $90.0 million, including projected operating cash losses, cash interest payments and capital expenditures. The actual funds required to build-out and upgrade our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes and required technological upgrades and other technological risks. Additionally, Sprint is planning to continually upgrade their nationwide network to deploy higher data rate speeds that may require us to outlay additional capital expenditures in future years that have not been determined at this point. Should the Company be required to upgrade its network to provide additional 3G services that meet Sprint's standards, we may need to obtain additional financing to fund those capital expenditures.

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

     o    competitive pricing pressures; and

     o    aggressive marketing and promotions.

INFLATION

     We believe that inflation has not had and will not have a material adverse effect on our results of operation.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

     Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. However, our historical write-off and receivables trends for our wireless customers are limited due to the recent launch of new markets. The following table provides certain statistics on our allowance for doubtful accounts receivable for the year ended December 31:

                                                             2002             2001             2000
                                                        -------------    -------------    -------------
Provision as a % of subscriber revenue...............        10%               8%              8%
Write-offs, net of recoveries as a % of subscriber
  revenue............................................        10%               7%              5%
Allowance for doubtful accounts as a % of
  accounts receivable................................        11%              11%             22%


     Under Sprint's service plans, wireless customers who do not meet certain credit criteria can select any plan offered subject to an account spending limit, referred to as ASL, to control credit risk exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("No Deposit ASL" or "NDASL"). As a result, a significant amount of our new wireless customer additions (approximately 59%) were NDASL subscribers during the program's available period.

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

     Beginning in November 2001, the NDASL program was replaced by "Clear Pay", which had tightened credit criteria. In April 2002, we replaced Clear Pay with "Clear Pay II," which re-instated the deposit requirement for most credit classes with account spending limits and featured increased back-office controls with respect to credit qualification and account collections. We anticipate the implementation of the Clear Pay II program will reduce our future bad debt exposure. If the deposit requirement is later removed or if these allowances for doubtful accounts receivable estimates are insufficient for any reason, our operating income and available cash could be reduced. At December 31, 2002, the allowance for doubtful accounts was $2,308,000. At December 31, 2002, approximately 30% of the subscribers in our markets were account spending limit customers with no deposit paid.

     Revenue Recognition. The Company records equipment revenue from the sale of handsets and accessories to subscribers in our retail stores and to local distributors in our territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased from national third-party retailers or directly from Sprint by subscribers in our territory. After the handset has been purchased, the subscriber purchases a service package, revenue from which is recognized monthly as service is provided and is included in subscriber revenue, net of credits related to the billed revenue. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, the Company sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company accounts for these transactions separately from agreements to provide customers wireless service.

     The Company's accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in the Company's territory, is accrued as services are provided and remitted to Sprint and recorded as general and administrative.
Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in the Company's territory are not subject to the 8% management fee.

     Impairment of Long-Lived Assets and Goodwill. The Company accounts for long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result, the Company recorded approximately $3.5 million related to accelerated depreciation on an impaired asset for the year ended December 31, 2002. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company recorded a goodwill impairment of $13.2 million during the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 on December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25 (See
Note 18 in the "Notes to Consolidated Financial Statements").

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. Management is currently in the process of evaluating its impact on the Company's financial position, results of operations or cash flows.

                                  RISK FACTORS

WE DO NOT HAVE SUFFICIENT CASH AND CASH COMMITMENTS TO ENABLE US TO PURSUE OUR DESIRED BUSINESS PLAN TO ACHIEVE POSITIVE CASH FLOW.

     Our business and prospects have been significantly adversely affected by a number of factors. These factors include the general economic recession in the U.S., the significant slow down in subscriber acquisition over the past two quarters throughout most of the wireless telecommunications industry, aggressive pricing competition which has developed within the wireless telecommunications industry, the greater than expected churn which we have suffered and several factors which arise from our relationship with Sprint. As a result of these and other factors, we likely will not have sufficient cash and cash commitments to enable us to pursue our desired business plan to achieve positive cash flow.

     As a result of this situation, we have embarked on a number of initiatives to attempt to:

     o    reduce operating expenses,

     o    reduce churn,

     o    negotiate a modification in the fees we pay to Sprint,

     o negotiate or otherwise achieve a reduction in the fees we pay to NTELOS,

     o negotiate modifications to the covenants and payment terms of our senior secured facility, and

     o negotiate the right to obtain funding under our $95 million revolving line of credit under our senior secured facility.

     There can be no assurance that we will achieve any of these goals or that we will be able to develop a business plan which is reasonably designed to achieve positive cash flow.

     Because of the status of the financing market for telecommunications companies, we believe that it is unlikely that we could raise a sufficient amount of financing to cure our anticipated cash shortfall.

     We have retained Berenson & Company, a financial advisory firm, to assist us in analyzing and developing our business plan, in addressing our strategic relationships with Sprint and NTELOS and in considering potential restructurings of our capital structure.

WE ANTICIPATE THAT DURING 2003 WE WILL BECOME IN NON-COMPLIANCE WITH ONE OR MORE OF THE FINANCIAL COVENANTS UNDER OUR SENIOR SECURED FACILITY.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of December 31, 2002. Horizon PCS' secured credit facility includes financial covenants that must be met each quarter.

     We anticipate that, during 2003, we will become in non-compliance with one or more of the financial covenants under our senior secured facility. This may occur as soon as the determination of our covenant compliance as of the end of the first quarter of 2003. If we do so, we will not have the right to borrow under our revolving line of credit. In addition, the banks would have the right to accelerate the indebtedness under the senior secured facility and to pursue remedies. In the event that the lenders under the senior secured facility accelerate our indebtedness, such an acceleration would cause an event of default under the indentures for our senior discount notes and our senior notes.

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

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of December 31, 2002, our total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at December 31, 2002, net of a discount of approximately $108.7 million).

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

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we launched service in portions of each of these markets, we did not complete all of the build-out requirements. We notified Sprint in November 2001 that it was our position that the reasons for the delay constitutes events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies were applicable. The delay was primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We agreed to use commercially reasonable efforts to complete the build-out by June 30, 2002. Although we have not been able to complete some of the sites in some markets due to continuing force majeure issues, we believe that we are in substantial compliance with our build-out requirements.

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

IF SPRINT TERMINATES THE SPRINT PCS AGREEMENTS, THE BUY-OUT PROVISIONS OF THOSE AGREEMENTS MAY DIMINISH THE VALUATION OF OUR COMPANY.

     Provisions of the Sprint PCS agreements could affect our valuation and decrease our ability to raise additional capital. If Sprint terminates these agreements, the Sprint PCS agreements provide that Sprint may purchase our operating assets or capital stock for 80% of the "Entire Business Value" as defined by the agreement. If the termination is due to our breach of the Sprint PCS agreements, the percent is reduced to 72% instead of 80%. Under our Sprint PCS agreements, the Entire Business Value is generally the fair market value of our wireless business valued on a going concern basis as determined by an independent appraiser and assumes that we own the FCC licenses in our territory. In addition, the Sprint PCS agreements provide that Sprint must approve any change of control of our ownership and consent to any assignment of the Sprint PCS agreements. Sprint also has a right of first refusal if we decide to sell our operating assets in our Bright PCS markets. We are also subject to a number of restrictions on the transfer of our business including a prohibition on selling our company or our operating assets to a number of identified and yet to be identified competitors of Sprint. These and other restrictions in the Sprint PCS agreements may limit the marketability of and reduce the price a buyer may be willing to pay for the Company and may operate to reduce the Entire Business Value of the Company.

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

     West Virginia PCS Alliance and Virginia PCS Alliance, which we refer to as the Alliances, are two related, independent PCS providers whose network is managed by NTELOS. On March 4, 2003, NTELOS and certain of its subsidiaries filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. The results of NTELOS' restructuring could have a material adverse impact on our operations. Pursuant to bankruptcy law, the Alliances have the right to assume or reject the network services agreement. If the Alliances reject the network services agreement, we will lose the ability to provide service to our subscribers in Virginia and West Virginia through the Alliances' Network, and Sprint may take the position that we would be in breach of our management agreements with Sprint.

     Prior to the Alliances' bankruptcy filing, Horizon had asserted that the Alliances had overcharged Horizon approximately $4,799,000 for charges that were neither authorized nor contemplated by the network services agreement. As a result of the Alliances' bankruptcy filing, Horizon was at risk that any subsequent payments that it would make for services under the network services agreement could impair its setoff or recoupment rights with respect to its claim for a repayment of the unauthorized charges. Consequently, Horizon declined to make a scheduled payment of $3 million to the Alliances on March 11, 2003 for services rendered by the Alliances in January 2003 and, on that date, filed a motion in the Alliances' bankruptcy case to protect its rights.

     On March 12, 2003, the Alliances telecopied to Horizon a letter notifying Horizon of the failure to make payment on the January 2003 invoice, which letter purported to be a ten-business day notice under the network services agreement that would give the Alliances the right to terminate the agreement at the conclusion of such ten-day period.

     On March 24, 2003, Horizon and the Alliances entered into a Stipulation which provided that Horizon would pay the January 2003 and February 2003 invoices, the bankruptcy court would provide procedural protection of Horizon's claim, the Alliances would withdraw the default notice and the parties would move forward to settle or arbitrate the merits of Horizon's claim. On March 26, 2003, the Court in the NTELOS bankruptcy case approved the Stipulation.

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

IF OTHER SPRINT NETWORK PARTNERS HAVE FINANCIAL DIFFICULTIES, THE SPRINT PCS NETWORK COULD BE DISRUPTED.

     Sprint's national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by Sprint network partners, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If other network partners experience financial difficulties, Sprint's PCS network could be disrupted. If Sprint's agreements with those network partners are like ours, Sprint would have the right to exercise various remedies in the event of such disruptions. In such event, there can be no assurance that Sprint or the network partner could restore the disrupted service in a timely and seamless manner.

     One of the network partners, iPCS, Inc., recently filed a chapter 11 bankruptcy petition. In connection with its bankruptcy filing, iPCS filed a Complaint against Sprint Corporation and Sprint PCS alleging that Sprint PCS breached its management agreement and services agreement with iPCS, seeking an equitable accounting of alleged overcharges and underpayments by Sprint PCS to iPCS, and seeking specific performance of (i) Sprint PCS' obligation to purchase the operating assets of iPCS by virtue of iPCS' purported exercise of its contractual "put" right as a result of the alleged material breaches, and (ii) Sprint's obligation to pay an increased share of Collected Revenue as a result of iPCS' lenders issuing a notice of acceleration. Finally, iPCS alleges that Sprint Corporation is liable on each of the claims because it allegedly controls, authorizes, directs and/or ratifies the conduct of Sprint PCS under the management agreement and services agreement. Because we believe that the iPCS claims allege conduct under agreements which are similar to our Sprint agreements, we are reviewing the iPCS lawsuit to determine the extent to which the factual and legal assertions of iPCS have similarities to our relationship with Sprint.

IF SPRINT DOES NOT COMPLETE THE CONSTRUCTION OF ITS NATIONWIDE PCS NETWORK, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS, WHICH WOULD ADVERSELY AFFECT OUR REVENUES.

     Sprint's PCS network may not provide nationwide coverage to the same extent as its competitors' networks, which could adversely affect our ability to attract and retain customers. Sprint is creating a nationwide PCS network through its own construction efforts and those of its affiliates. Today, neither Sprint nor any other PCS provider offers service in every area of the United States. Sprint has entered into affiliation agreements similar to ours with companies in other territories pursuant to its nationwide PCS build-out strategy. Our business and results of operations depend on Sprint's national PCS network and, to a lesser extent, on the networks of its other affiliates. Sprint and its affiliate program are subject, in varying degrees, to the economic, administrative, logistical, regulatory and other risks described in this document. Sprint and its other affiliates' PCS operations may not be successful, which in turn could adversely affect our ability to generate revenues.

OUR REVENUES MAY BE LESS THAN WE ANTICIPATE WHICH COULD MATERIALLY ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenue growth is primarily dependent on the size of our subscriber base, average monthly revenues per user and roaming revenue. During the year ended December 31, 2002, we experienced slower net subscriber growth rates than planned, which we believe is due in large part to increased churn, declining rates of wireless subscriber growth in general, the re-imposition of deposits for most sub-prime credit subscribers during the last half of the year, the current economic slowdown and increased competition. Other carriers also have reported slower subscriber growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at lower prices which may compete with the calling plans we offer, including the Sprint calling plans we support. While our business plan anticipates lower subscriber growth, it assumes average monthly revenues per user will remain relatively stable. Increased price competition may lead to lower average monthly revenues per user than we anticipate. In addition, the lower reciprocal roaming rate that Sprint has announced for 2003 will reduce our roaming revenue, which may not be offset by the reduction in our roaming expense. If our revenues are less than we anticipate, it could materially adversely affect our liquidity, financial condition and results of operation.

WE ARE DEPENDENT UPON SPRINT'S BACK OFFICE SERVICES AND ITS THIRD-PARTY VENDORS' BACK OFFICE SYSTEMS. PROBLEMS WITH THESE SYSTEMS, OR TERMINATION OF THESE ARRANGEMENTS, COULD DISRUPT OUR BUSINESS AND POSSIBLY INCREASE OUR COSTS.

     Because Sprint provides our back office systems such as billing, customer care and collections, our operations could be disrupted if Sprint is unable to maintain and expand its back office services, or to efficiently outsource those services and systems through third-party vendors. The rapid expansion of Sprint's business will continue to pose a significant challenge to its internal support systems. Additionally, Sprint has relied on third-party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint's willingness to continue to offer these services to us and to provide these services at competitive costs. We paid Sprint approximately $20.6 million for these services during 2002. The Sprint PCS agreements provide that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. If Sprint terminates a service for which we have not developed a cost-effective alternative, our operating costs may increase beyond our expectations and restrict our ability to operate successfully.

     Further, our ability to replace Sprint in providing back office services may be limited. While the services agreements allow the Company to use third-party vendors to provide certain of these services instead of Sprint, the high startup costs and necessary cooperation associated with interfacing with Sprint's system may significantly limit our ability to use back office services provided by anyone other than Sprint. This could limit our ability to lower our operating costs.

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

     We lease cell sites from SBA. We rely on our contract with SBA to provide us with access to most of our cell sites and to the towers located on these sites. If SBA were to lose its underlying rights to these sites, our ability to provide wireless service from these sites would end, subject to our right to cure defaults by SBA. If SBA terminates our agreement as a result of our breach, we may lose our right to provide wireless services from most of our cell sites.

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

WE MAY NOT RECEIVE AS MUCH SPRINT PCS ROAMING REVENUE AS WE ANTICIPATE AND OUR NON-SPRINT PCS ROAMING REVENUE IS LIKELY TO BE LOW.

     We are paid a fee from Sprint or a PCS affiliate of Sprint for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a PCS affiliate of Sprint for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return." Sprint has notified us that it intends to reduce the reciprocal roaming rate to $0.058 per minute of use in 2003. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

IF SPRINT PCS CUSTOMERS ARE NOT ABLE TO ROAM INSTANTANEOUSLY OR EFFICIENTLY ONTO OTHER WIRELESS NETWORKS, WE MAY SUFFER A REDUCTION IN OUR REVENUES AND NUMBER OF CUSTOMERS.

     The Sprint PCS network operates at a different frequency and uses or may use a different signal transmission technology than many analog cellular and other digital systems. To access another provider's analog cellular, TDMA or GSM digital system when outside the territory served by the Sprint PCS network, a Sprint PCS customer is required to utilize a dual-band/dual-mode handset compatible with that provider's system. Generally, because dual-band/dual-mode handsets incorporate two radios rather than one, they are more expensive, larger and heavier than single-band/single-mode handsets. The Sprint PCS network does not allow for call hand-off between the Sprint PCS network and another wireless network, so a customer must end a call in progress on the Sprint PCS network and initiate a new call when outside the territory served by the Sprint PCS network. In addition, the quality of the service provided by a network provider during a roaming call may not approximate the quality of the service provided by Sprint. The price of a roaming call may not be competitive with prices of other wireless companies for roaming calls, and Sprint customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming. These roaming issues may cause us to suffer a reduction in our revenues and number of customers.

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

     Horizon Telcom beneficially owns approximately 56.3% of our outstanding common stock on fully diluted basis as of December 31, 2002. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 83.1% of the voting power on a fully diluted basis at December 31, 2002. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of our notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon
Telcom is controlled by members of the McKell family, who collectively own approximately 60.7% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

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

     Horizon Telcom controls approximately 83.1% of the voting power of our shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as local telephone services and Internet services, and these businesses may have interests that conflict or compete in some manner with our business. Horizon Telcom is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so. Any conflicts that may arise between us and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to us may impact our financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control our board of directors, conflicts may not be resolved in our favor.

PRESENT AND FUTURE TRANSACTIONS WITH HORIZON TELCOM MAY BE ON TERMS THAT ARE NOT AS FAVORABLE AS COULD BE OBTAINED FROM THIRD PARTIES.

     In the past, we have entered into transactions with Horizon Telcom including the leasing of towers by Horizon Telcom to us and the advancing of cash to us to finance our operations. In addition, Horizon Services, a subsidiary of Horizon Telcom provides administrative services to us including finance and accounting services, computer access and human resources. Although these transactions were on terms that we believe are fair, because Horizon Telcom currently owns 56.3% of our outstanding common stock on a fully diluted basis, third parties with whom we wish to enter into agreements or the marketplace in general may not perceive these transactions with Horizon Telcom to be fair. In addition, because Horizon Telcom has the power to control our board of directors, we may not be able to renew these agreements on terms favorable to us.

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

     o    non-use of phones;

     o    change of employment;

     o    a lack of affordability;

     o    price competition;

     o    Sprint's PCS customer credit policies;

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

     o    unanticipated changes in Sprint's PCS products and services.

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

     o our failure to adequately promote Sprint's PCS products, services and pricing plans;

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

     Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for our services, or costs of litigation and damage awards, could impair our ability to profitably operate our business

REGULATION BY GOVERNMENT OR POTENTIAL LITIGATION RELATING TO THE USE OF WIRELESS PHONES WHILE DRIVING COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if enacted, would require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

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

           (Dollars in millions)                  At December 31, 2002
                                        ---------------------------------------
                                           Balance   Market rate    Swap rate
                                        ------------ ------------  ------------
           Swap 1.................           $25.0       6.33%        9.40%
           Swap 2.................           $25.0       6.33%        7.65%

     Since our swap interest rates are currently greater than the market interest rates on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. At December 31, 2002, the Company recorded approximately $395,000 in other comprehensive losses on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of December 31, 2002, approximately 83% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by this item are submitted as a separate section of this annual report on Form 10-K. See "Index to Consolidated Financial Statements" commencing on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Horizon PCS engaged the services of KPMG LLP ("KPMG") as its new independent auditors to replace Arthur Andersen LLP, effective June 26, 2002. For additional information, see Horizon PCS' Current Report on Form 8-K dated June 28, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are our directors and executive officers:


     NAME                          AGE     POSITION
     ----                          ---     --------
     William A. McKell.........    42      Chairman of the Board, President and
                                             Chief Executive Officer
     Peter M. Holland..........    37      Director, Chief Financial Officer
     Alan G. Morse.............    44      Chief Operating Officer
     Joseph E. Corbin..........    47      Vice President, Engineering and Operations
     Joseph J. Watson..........    37      Vice President, Sales and Marketing
     Monesa S. Skocik..........    41      Vice President, External Affairs
     Robert A. Katz............    36      Director
     Thomas McKell.............    67      Director
     Lonnie D. Pedersen........    45      Director
     Eric L. Zinterhofer.......    31      Director

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

     Peter M. Holland has served as the Chief Financial Officer of Horizon PCS since its inception in April 2000 and has served as the Chief Financial Officer of Horizon Personal Communications since November 1999. Mr. Holland has served as Vice President of Finance and Treasurer of Horizon Telcom since November 1999. Mr. Holland has been a member of the management committee of Bright PCS since its formation in September 1999. Mr. Holland has nearly 14 years of telecommunications experience. From May 1996 to December 1999, Mr. Holland was a principal and owner of The Pinnacle Group located in Langley, Washington. Pinnacle provides strategic business planning and regulatory consulting services to independent wireless and wireline companies, including Horizon PCS. Prior to joining Pinnacle in May 1996, Mr. Holland was a manager in Nextel Communications' Business Development and Corporate Strategy groups. Mr. Holland started his career in telecommunications with Ernst & Young's telecommunications consulting group and was a Certified Public Accountant. Mr. Holland received his Bachelor of Business Administration with an accounting concentration from Pacific Lutheran University.

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

     Joseph J. Watson has served as Vice President of Sales, since October 2002. Mr. Watson is currently responsible for all sales efforts for the company. From May 1996 to October 2002, Mr. Watson held various senior management positions with Horizon Personal Communications, including the positions of Vice President of Sales and Marketing, Vice President of Business Development, Vice President of Administration, Director of Finance and General Manager -- Horizon Long Distance. Mr. Watson has been in the telecommunications industry for more than twelve years including various management positions at The Chillicothe Telephone Company and began his career with Cincinnati Bell. Mr. Watson holds a bachelors degree in Communication Systems Management and an MBA from Ohio University..

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

     Robert A. Katz was appointed a director of Horizon PCS in September 2000. Mr. Katz is also a director of Vail Resorts, Inc. and Sprectrasite, Inc. Mr. Katz has been associated with Apollo Advisors since 1990. Apollo Advisors, together with affiliated investment managers, manages the Apollo investment funds, including Apollo Investment Fund IV, LP. Mr. Katz was appointed to the board pursuant to the terms of the Investors Rights and Voting Agreement entered into in connection with the sale of convertible preferred stock in September 2000. See "ITEM 13. Certain Relationships and Related Transactions." Mr. Katz received a Bachelor of Science in Economics from the University of Pennsylvania.

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

BOARD OF DIRECTORS

     There are presently six members of the board of directors. Pursuant to Horizon PCS' Certificate of Incorporation, the board of directors is divided into three classes of directors -- Class I, Class II and Class III. Eric

Zinterhofer serves as Class I. Peter M. Holland and Thomas McKell serve as Class II directors. Robert A. Katz, William A. McKell and Lonnie Pedersen serve as Class III directors. Directors in each class will serve for a term of three years, or until their successors have been elected and qualified. Directors may be compensated at the discretion of the board of directors. Executive officers are ordinarily elected annually and serve at the discretion of the board of directors. On February 20, 2003, Phoebe McKell resigned as a class I director.

BOARD COMMITTEES

     The Company has an audit committee which is responsible for recommending to the board of directors the engagement of our independent auditors and reviewing with the independent auditors the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors. The current members of the audit committee are Messrs. Pedersen, Holland and Zinterhofer . Horizon will maintain at least two independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table presents summary information with respect to the compensation paid to our Chief Executive Officer and our four other highest paid executive officers whose salary and bonus exceeded $100,000 during the year ended December 31, 2002.

                                                                              LONG-TERM
                                                                             COMPENSATION
      NAME AND PRINCIPAL                       ANNUAL COMPENSATION       SECURITIES UNDERLYING          ALL OTHER
          POSITION                  YEAR       SALARY($)   BONUS($)           OPTIONS(#)              COMPENSATION($)
----------------------------    -----------  ----------- -----------     ----------------------   --------------------
William A. McKell...........        2002     $  207,500  $  50,103                     --          $    13,075 (1)
  Chairman of the Board,            2001        195,833     65,935                     --              116,885 (2)
    President and Chief             2000        154,167     21,458                     --               12,497 (3)
    Executive Officer

Peter M. Holland............        2002     $  181,562  $  43,819                     --          $    12,676 (5)
  Chief Financial Officer(4)        2001        170,833     57,479                     --              129,032 (6)
                                    2000        150,000     20,625                     --               11,971 (7)

Alan G. Morse...............        2002     $  150,000  $  36,627                200,000          $    10,193 (8)
  Chief Operating Officer           2001             --         --                     --                       --
                                    2000             --         --                     --                       --

                                                                              LONG-TERM
                                                                             COMPENSATION
      NAME AND PRINCIPAL                       ANNUAL COMPENSATION       SECURITIES UNDERLYING          ALL OTHER
          POSITION                  YEAR       SALARY($)   BONUS($)           OPTIONS(#)              COMPENSATION($)
----------------------------    -----------  ----------- -----------     ----------------------   --------------------
Joseph E. Corbin............        2002     $  129,688  $  33,752                     --          $    8,631  (9)
  Vice President,                   2001        121,667     44,428                     --             126,797 (10)
    Engineering/Operations          2000        105,000     14,438                     --              20,254 (11)

Monesa S. Skocik............        2002     $  129,688  $  33,119                     --          $   11,171 (12)
  Vice President,                   2001        121,667     40,733                     --             126,501 (13)
    External Affairs                2000        105,000     14,438                     --              12,692 (14)

----------

(1)  Includes a yearly car  allowance  of $9,368  and a 401(k)  contribution  of
     $3,707.
(2) Includes an award of Horizon Telcom shares valued at $100,900 at the date of the award, a yearly car allowance of $10,985 and a 401(k) contribution of $5,000.
(3)  Includes a yearly car  allowance  of $7,784  and a 401(k)  contribution  of
     $4,713.
(4) Mr. Holland became Chief Financial Officer on November 17, 1999, but did not receive any compensation in 1999. See "ITEM 13. Certain Relationships and Related Transactions" for a discussion of consulting fees received by the Pinnacle Group, a company that was 50% owned by Mr. Holland. Pinnacle received consulting fees of $267,000 in 1999, $204,000 in 1998 and $419,000 in 1997.
(5)  Includes a yearly car  allowance  of $8,103  and a 401(k)  contribution  of
     $4,573.
(6) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,892 and a 401(k) contribution of $5,140.
(7)  Includes a yearly car  allowance  of $7,578  and a 401(k)  contribution  of
     $4,393.
(8)  Includes a yearly car  allowance  of $6,443  and a 401(k)  contribution  of
     $3,750.
(9)  Includes a yearly car allowance of $8,631.
(10) Includes an award of Horizon Telecom shares valued at $116,000 at the date of the award, a yearly car allowance of $7,839 and a 401(k) contribution of $2,958
(11) Includes a yearly car allowance of $9,981 and a 401(k) contribution of $10,273.
(12) Includes a yearly car allowance of $7,211 and a 401(k) contribution of $3,960.
(13) Includes an award of Horizon Telcom shares valued at $116,000 at the date of the award, a yearly car allowance of $6,807 and a 401(k) contribution of $3,694.
(14) Includes a yearly car allowance of $6,330 and a 401(k) contribution of $6,362.

     Grant of Options. During 2002, options were granted to Alan Morse. No stock appreciation rights (SARs) have been granted by the Company. The following table sets forth information regarding the grants of options in 2002:

                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR (2002)

                                    NUMBER OF
                                   SECURITIES
                                   UNDERLYING    % OF TOTAL                              POTENTIAL REALIZABLE VALUE
                                   OPTIONS/     OPTIONS/SARS                             AT ASSUMED ANNUAL RATES OF
                                     SARS         GRANTED TO     EXERCISE               APPRECIATION FOR OPTION TERM
                                    GRANTED      EMPLOYEES IN     PRICE     EXPIRATION  -----------------------------
              NAME                    (#)        FISCAL YEAR      ($/SH)      DATE           5%($)          10%($)
 -------------------------------- ------------  ------------- ------------ ------------ -----------------------------
 Alan Morse......................   200,000         100%          $5.60      3/01/12      $704,362       $1,784,992


2000 STOCK OPTION PLAN

     The 2000 Stock Option Plan has been adopted by our board of directors and stockholders. The option plan permits the granting of both incentive stock options and nonqualified stock options to employees. The aggregate number of shares of common stock that may be issued pursuant to options granted under the option plan is 7,500,000 shares of class A common stock and 4,196,883 shares of class B common stock, subject to adjustments in the event of certain changes in the outstanding shares of common stock. On December 1, 1999, our subsidiary, Horizon Personal Communications, granted options to purchase 3,588,000 shares of its class B common stock with an exercise price of $0.1414 per share to 13 individuals under its 1999 Stock Option Plan. After we were incorporated, we issued options to replace those initial options, on the same economic terms adjusted for the fact that Horizon Personal Communications was our subsidiary. After taking into account the adjustment, we issued 4,196,883 substituted options on class B common stock at an exercise price of $0.1209. In 2000, we granted options to purchase 116,971 shares of class A common stock at an exercise price of $5.88 per share. In March, 2002, Horizon PCS granted options to purchase shares of Horizon PCS' class A common stock at an exercise price of $5.60 per share.

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

     The board of directors has undertaken not to grant options (other than under the 2000 Stock Option Plan) with a term of longer than 5 years until the class A common stock is listed on either the New York Stock Exchange, the American Stock Exchange, or the NASDAQ National Market.

     None of our named executive officers exercised stock options in the fiscal year ended December 31, 2002. The following table sets forth information concerning the number and value of unexercised options held by each of our named executive officers on December 31, 2002. There was no public market for our common stock as of December 31, 2002. Accordingly, the fair market value of the Company on December 31, 2002, based on the valuation analysis performed in conjunction with SFAS 142, was assumed to be less than $0.12 per share.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002
                          FISCAL YEAR-END OPTION VALUES

                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                               OPTIONS AT YEAR END (#)            OPTIONS AT YEAR END ($)
  NAME                                       EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
  ----                                      --------------- ----------------   ---------------- ---------------
  William A. McKell.....................        1,008,866           605,320     $         --     $          --
  Peter M. Holland......................        1,008,866           605,320               --                --
  Alan G. Morse.........................               --           200,000               --                --
  Joseph E. Corbin......................          153,011            35,310               --                --
  Monesa S. Skocik......................          153,011            35,310               --                --

COMPENSATION OF DIRECTORS

     Currently, we do not compensate our directors. We do reimburse directors for their expenses incurred in connection with attending board meetings.

EMPLOYMENT AGREEMENTS

     We entered into employment agreements with Mr. McKell, Mr. Holland and Mr. Morse, Horizon PCS' Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively. The employment agreements provide for an annual base salary of $200,000 to Mr. McKell, $175,000 to Mr. Holland and $180,000 to Mr. Morse beginning in 2002. In addition to their base salary, Mr. McKell, Mr. Holland and Mr. Morse are eligible to receive an annual bonus up to 40% of their base salary. In addition, Mr. McKell, Mr. Holland and Mr. Morse are eligible to participate in all of our employee benefit plans.

     The employment agreements provide that Mr. McKell's, Mr. Holland's or Mr. Morse's employment may be terminated with or without cause, as defined in the agreements. If Mr. McKell, Mr. Holland or Mr. Morse is terminated without cause, he is entitled to receive 24 months of base salary, the vesting of all of his stock options on the date of termination and 24 months of health and dental benefits. Under the employment agreements, Mr. McKell, Mr. Holland and Mr. Morse have agreed to a restriction on their present and future employment. They have agreed not to compete in the business of wireless telecommunications either directly or indirectly within our markets while employed by us and for a period of twelve months after termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For the year ended December 31, 2002, the entire board of directors of Horizon Personal Communications, Inc. determined executive compensation. None of our executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our voting securities, as of December 31, 2002, by:

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

                                                 CLASS A                    CLASS B
                                              COMMON STOCK               COMMON STOCK
                                       -------------------------- --------------------------  PERCENTAGE OF TOTAL VOTING
NAME AND ADDRESS                          NUMBER        PERCENT      NUMBER        PERCENT     POWER (ALL CLASSES)(2)
----------------                       ------------  ------------ ------------  ------------  --------------------------
Horizon Telcom (1)...................           --         --      53,806,200       92.0%               87.5%
Apollo Management VI, L.P. (3).......   24,610,412       80.8%             --         --                 4.0%
Ares Management II L.P. (4)..........    2,801,550        9.2%             --         --                   *
First Union (5)......................    3,054,397       10.0%             --         --                   *
William A. McKell (6)................           --         --       1,008,866        1.7%                1.6%
Peter M. Holland (6).................           --         --       1,008,866        1.7%                1.6%
Alan G. Morse (6)....................           --         --              --         --                  --
Joseph E. Corbin (6).................           --         --         153,011          *                   *
Joseph J. Watson (6).................           --         --         153,011          *                   *
Monesa S. Skocik (6).................           --         --         153,011          *                   *
Thomas McKell (7)....................           --         --      53,806,200       92.0%               87.5%
Lonnie D. Pedersen (8)...............           --         --       1,519,907        2.6%                2.5%
Robert A. Katz (9)...................           --         --              --         --                  --
Eric L. Zinterhofer (9)..............           --         --              --         --                  --
All Executive Officers and
  Directors as a Group (10
  persons)(9)(10)....................           --         --      57,802,872       94.8%               90.3%
----------
* Less than one percent.

(1) The address for Horizon Telcom and each executive officer and director is 68 E. Main Street, Chillicothe, Ohio, 45601-0480.
(2)  Holders  of class A common  stock  are  entitled  to one vote per share and holders of class B common stock are entitled to ten votes per share. Holders of both classes of common stock will vote together as a single class on all matters presented for a vote, except as otherwise required by law. Each share of class B common stock is convertible into one share of class A common stock.
(3) Represents 24,610,403 shares of common stock issuable upon the conversion of the convertible preferred stock. Assuming conversion of all the convertible preferred stock held by the Apollo stockholders, the shares of common stock would consist of 23,315,909 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., and 1,294,503 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P. Apollo Management IV, L.P. manages these two Apollo funds. The holders of the convertible preferred stock are entitled to one vote per share of convertible preferred stock. Messrs. Katz and Zinterhofer, directors of Horizon PCS and associated with Apollo Advisers IV, L.P., disclaim beneficial ownership of the shares held by the Apollo stockholders. The managing general partner of the Apollo funds is Apollo Advisors, a Delaware limited partnership, the general partner of which is Apollo Capital Management, Inc., a Delaware corporation. The address for the Apollo stockholders is 1301 Avenue of the Americas, 38th Floor, New York, New York, 10019.
(4) Includes 2,776,550 shares of common stock issuable upon the conversion of the convertible preferred stock. Assuming conversion of all the convertible preferred stock held by the Ares stockholders, the shares of common stock would consist of 1,388,275 shares of common stock beneficially owned by Ares Leveraged Investment Fund, L.P., and 1,388,275 shares of common stock beneficially owned by Ares Leveraged Investment Fund II, L.P. The holders of the convertible preferred stock are entitled to one vote per share of convertible preferred stock. The managing general partner of the Ares funds is Ares Management II, L.P., a Delaware corporation, which together with its affiliate investment manager, serves as investment manager of the Ares funds. Also includes warrants to purchase 12,500 shares held by each of these two funds which are not exercisable within 60 days of the date of this Annual Report on Form 10-K. The address for the Ares stockholders is 1999 Avenue of the Stars, Suite 1900, Los Angeles, California, 90067.
(5) Includes 3,045.367 shares issuable upon the assumed conversion of the convertible preferred stock and 9,030 shares issuable upon the assumed exercise of warrants issued with the September 2000 discount notes. Each share of convertible preferred stock is convertible into one share of class A common stock and each warrant may be exercised at $5.88 per share of class A common stock. Each holder of convertible preferred stock is entitled to one vote per share. The address for First Union is 301 South College Street, Charlotte, North Carolina, 28288.
(6) Reflects shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K.
(7) Includes 53,806,200 shares held by Horizon Telcom. Thomas McKell is the President of Horizon Telcom, and shares voting and investment power with regard to these shares. Mr. McKell disclaims beneficial ownership of these shares.
(8) Includes 1,455,678 shares of class B common stock held by Telephone Service Company. Mr. Pedersen is the President of Telephone Service Company and shares voting and investment power with regard to these shares. Mr. Pedersen disclaims beneficial ownership of these shares.
(9) Does not include shares held by Apollo. Each of Messrs. Katz and Zinterhofer, directors of Horizon PCS and associated with Apollo Advisors, L.P., disclaims beneficial ownership of the securities held by Apollo.
(10) Includes 2,476,765 shares of class B common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K.

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

     The agreement provides that Horizon Services' obligations do not relieve Horizon Personal Communications of any of their rights and obligations to their customers and to regulatory authorities having jurisdiction over them. Additionally, Horizon Services, upon request, is required to provide Horizon Personal Communications with access to Horizon Services' records with respect to the provision of services, and Horizon Services is also required to provide regular reports to Horizon Personal Communications, as it may request. Horizon Services received compensation from Horizon Personal Communications of approximately $5.2 million, $6.2 million and $4.4 million in the years ending December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, Horizon Personal Communications, Inc. had a receivable from Horizon Services of approximately $8,000. As of December 31, 2002, Horizon Personal Communications, Inc. did not have a receivable from Horizon Telcom.

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

OFFICE LEASE

     Horizon PCS leases its principal office space, the space for one of our retail locations and the space for certain equipment from The Chillicothe Telephone Company, a wholly-owned subsidiary of Horizon Telcom. Under the lease, Horizon PCS paid The Chillicothe Telephone Company $120,000, $120,000 and $97,500 in 2002, 2001 and 2000, respectively. We believe the lease was made on terms no less favorable to Horizon PCS than would have been obtained from a non-affiliated third party. The lease term expires in May 2005. Horizon PCS has the option to renew the lease for an additional two year period. The Company expects that the lease will be renewed.

STOCK DIVIDEND

     Prior to September 2000, we owned 46,988 shares of common stock of Horizon Telcom, representing approximately 12% of the total outstanding Horizon Telcom stock. In September 2000, we distributed 39,890 of these shares to the Horizon

PCS stockholders as a dividend, retaining approximately 2% of the total outstanding Horizon Telcom stock. We made this distribution so that our existing stockholders could receive the full value of the distributed shares prior to the issuance of the convertible preferred stock. This distribution resulted in the recognition of a gain of $1.0 million. In April 2001, we distributed the remaining 2% of the Horizon Telcom stock that we owned to a group of officers and key employees in the form of a bonus. The officer group included each of the named executive officers. See "ITEM 11. Executive Compensation."

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

POLICY REGARDING RELATED PARTY TRANSACTIONS

     We have established a policy that all future related party transactions (including transactions with Horizon Telcom and its affiliates) will be reviewed by our board of directors. Our policy is that all related party transactions will be on terms no less favorable to Horizon PCS than a similar transaction with unrelated parties, and must be approved by a majority of the directors, including a majority of the disinterested directors.

     Horizon believes that the terms of the related party transactions disclosed above were as favorable as those generally available from unaffiliated third parties. Each transaction was approved by the entire board of directors of Horizon PCS. However, at those times our board did not include at least two "disinterested directors," as defined by the North American Securities Administrators Association, and therefore lacked the required directors to ratify the transactions under their policy on such related party transactions. The board of directors has adopted a policy that all future material affiliated transactions and loans will be made or entered into on terms that are not less favorable to Horizon than those that can be obtained from unaffiliated third parties. In addition, all future material affiliated transactions and any forgiveness of loans must be approved by Horizon's independent directors who have no interest in the transactions and who have access, at Horizon's expense, to Horizon's counsel.

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

     Assuming full conversion of the convertible preferred stock outstanding at December 31, 2002, the investor group or its successors will beneficially own approximately 34.2% of our outstanding class A and class B common stock on a combined basis, based on the number of class A and class B common stock outstanding at December 31, 2002. This percentage represents approximately 5.0% of the combined voting power of our class A and class B common stock. These percentages do not give effect to the warrants to be issued to Sprint, the warrants issued as part of the discount note offering and the options which have been granted under the 2000 stock option plan.

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

     Registration rights agreement. We also entered into a registration rights agreement in connection with the purchase and sale of our convertible preferred stock in which we granted to holders of our convertible preferred stock the following registration rights:

     o demand registration rights that entitle them to require us to register, at our expense, the resale of their shares under the Securities Act; and

     o piggyback registration rights that entitle them to require us to include, at our expense, their shares in a registration of any of our equity securities for sale by us or by any of our other security holders, other than in connection with an initial public offering and other than pursuant to the registration of the warrants comprising part of the units or the warrants to be issued to Sprint.

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

ITEM 14. CONTROL AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days preceding the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     Under our agreements with Sprint, Sprint provides us with billing, collections, customer care and other back office services. As a result, Sprint remits approximately 96% of our revenues to us. In addition, approximately 43% of cost of service in our consolidated financial statements relate to charges for services provided under our agreements with Sprint such as billing, customer care, roaming expense, and long-distance. The Company, as a result, necessarily relies on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable which underlie a substantial portion of our periodic financial statements and other financial disclosures. The relationship with Sprint is established by our agreements and our flexibility to use a service provider other than Sprint is limited.

     Because of our reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. These reports are provided annually to the Company and covers the Company's entire fiscal year.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  THE  FOLLOWING  DOCUMENTS  ARE FILED AS PART OF THIS ANNUAL  REPORT ON FORM
     10-K:

     1.   Financial Statements

          Reports of Independent Public Accountants, Consolidated Balance Sheets as of December 31, 2002 and 2001, Consolidated Statements of
          Operations for the Years Ended December 31, 2002, 2001 and 2000, Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000, Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000, Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000, and Notes to Consolidated Financial Statements.

     2.   Exhibits

          See the Index to Exhibits immediately preceding the exhibits filed with this Report.

(B)  REPORTS ON FORM 8-K

          On November 12, 2002, the Company filed a Current Report on Form 8-K regarding its earnings press release for the third quarter of 2002.

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

Date:    March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                             TITLE                              DATE
              ----                             -----                              ----

/s/ WILLIAM A. MCKELL               Chairman of the Board,                 March 28, 2003
-------------------------------     President, Chief Executive Officer
William A. McKell
(Principal Executive Officer)

/s/ PETER M. HOLLAND                Chief Financial Officer,               March 28, 2003
-------------------------------     Director
Peter M. Holland
(Principal Financial and
Accounting Officer)

/s/ THOMAS MCKELL                   Director                               March 28, 2003
-------------------------------
Thomas McKell

/s/ LONNIE D. PEDERSEN              Director                               March 28, 2003
-------------------------------
Lonnie D. Pedersen

/s/ ROBERT A. KATZ                  Director                               March 28, 2003
-------------------------------
Robert A. Katz

/s/ ERIC L. ZINTERHOFER             Director                               March 28, 2003
-------------------------------
Eric L. Zinterhofer


         Horizon PCS, Inc., Certification for Annual Report on Form 10-K


     I, William A. McKell, certify that:

     1.   I have reviewed this annual report on Form 10-K of Horizon PCS, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
       ----------------------------------
                                                /s/  William A McKell
                                                --------------------------------
                                                William A. McKell
                                                Chairman of the Board, President
                                                and Chief Executive Officer

         Horizon PCS, Inc., Certification for Annual Report on Form 10-K


     I, Peter M. Holland, certify that:

     1.   I have reviewed this annual report on Form 10-K of Horizon PCS, Inc.;

     2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
      ----------------------------------
                                                     /s/  Peter M. Holland
                                                     --------------------------
                                                     Peter M. Holland
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                   DESCRIPTION
     --------                 -----------

     1.1*      Purchase  Agreement dated September 18, 2000 between Horizon PCS,
               Inc. and Donaldson,  Lufkin & Jenrette Securities Corporation and
               First Union Securities, Inc.
     2.1**(1)  Asset  Purchase  Agreement,  dated May 19,  2000,  by and between
               Sprint PCS, Inc. and Horizon Personal Communications, Inc.
     2.2**(1)  Contribution  and Exchange  Agreement,  as amended,  dated May 4,
               2000, by and among Horizon Personal Communications, Inc., Horizon
               Telcom,  Inc.,  the  Registrant  and those persons  listed on the attachment to the Contribution and Exchange Agreement.
     3.1**     Amended and Restated of Certificate of  Incorporation  of Horizon
               PCS.
     3.2**     Bylaws of Horizon PCS.
     4.1**     Specimen Common Stock Certificate.
     4.2*      Indenture  dated as of September  26, 2000  between  Horizon PCS,
               Inc. , Horizon  Personal  Communications,  Inc.,  Bright Personal
               Communications,  Inc.  and Wells Fargo Bank  Minnesota,  National
               Association.
     4.3*      A/B Exchange  Registration  Rights Agreement made as of September
               26, 2000 by and among Horizon PCS, Inc. and  Donaldson,  Lufkin &
               Jenrette Securities Corporation and First Union Securities, Inc.
     4.4*      Form of Registered Note (included in Exhibit 4.2).
     4.5*      Note Guarantee of Horizon Personal Communications, Inc.
     4.6*      Note Guarantee of Bright Personal Communications Services, LLC
    10.1*      Form of Employment  Agreement,  dated  September 26, 2000, by and between Registrant and William A. McKell.
    10.2*      Form of Employment  Agreement,  dated  September 26, 2000, by and between Registrant and Peter M. Holland.
    10.3**+    Sprint PCS Management  Agreement  between Sprint Spectrum,  L.P.,
               SprintCom, Inc. and Horizon Personal Communications,  Inc., dated
               June 8, 1998.
    10.3.1**   Letter  Agreement,  dated July 3, 2000,  between Sprint Spectrum,
               L.P., SprintCom, Inc. and Horizon Personal Communications, Inc.
    10.3.2     Addendum  VI to  Sprint  PCS  Management  Agreement  between  the
               Registrant and Sprint PCS, Inc. (incorporated herein by reference to the  Registrant's  Current  Report on Form 8-K filed on August
               24, 2001).
    10.3.3+    Addendum V to Sprint PCS Management Agreement between Horizon PCS and  Sprint  PCS,  Inc.  as of  June  1,  2001  (incorporated  by reference Exhibit 10.3.3 to the Registrant's  Quarterly Report on
               Form 10-Q for the quarter ended June 30, 2002).
    10.4**+    Sprint PCS Services  Agreement  between Sprint  Spectrum L.P. and
               Horizon Personal Communications, Inc., dated June 8, 1998.
    10.5**     Sprint  Trademark  and Service  Mark  License  Agreement  between
               Sprint   Communications   Company,   L.P.  and  Horizon  Personal
               Communications, Inc., dated June 8, 1998.
    10.6**     Sprint  Spectrum  Trademark  and Service Mark  License  Agreement
               between Sprint Spectrum L.P. and Horizon Personal Communications,
               Inc., dated June 8, 1998.
    10.7**+    Sprint  PCS  Management   Agreement  between  Wirelessco,   L.P.,
               SprintCom,  Inc.,  Sprint  Spectrum,  L.P.  and  Bright  Personal
               Communications Services, LLC, dated October 13, 1999.
    10.8**+    Sprint PCS Services  Agreement between Sprint Spectrum,  L.P. and
               Bright Personal  Communications  Services, LLC, dated October 13,
               1999.
    10.9**     Sprint  Trademark  and Service  Mark  License  Agreement  between
               Sprint   Communications   Company,   L.P.  and  Bright   Personal
               Communications Services, LLC, dated October 13, 1999.
    10.10**    Sprint  Spectrum  Trademark  and Service Mark  License  Agreement
               between Sprint Spectrum,  L.P. and Bright Personal Communications
               Services, LLC, dated October 13, 1999.

    EXHIBIT
    NUMBER                   DESCRIPTION
    --------                 -----------

    10.18**    Registration Rights Agreement,  dated June 27, 2000, by and among the  Registrant and those persons listed on the attachment to the
               Contribution and Exchange Agreement.
    10.19**+   Network  Services  Agreement  by and between  West  Virginia  PCS
               Alliance,  L.C., Virginia PCS Alliance, L.C. and Horizon Personal
               Communications, Inc., dated August 12, 1999.
    10.19.1+   Amendment  to  Network  Services   Agreement  by  and  among  the
               Registrant,  West  Virginia PCS  Alliance,  L.C. and Virginia PCS
               Alliance,   L.C.   (incorporated   herein  by  reference  to  the
               Registrant's  Current  Report  on Form 8-K  filed on  August  24,
               2001).
    10.21**+   PCS CDMA Product Supply  Contract by and between  Motorola,  Inc.
               and Horizon Personal Communications, Inc.
    10.25**    Form of Horizon PCS, Inc. 2000 Stock Option Plan.
    10.26**+   Site  Development  Agreement  by  and  between  Horizon  Personal
               Communications, Inc. and SBA Towers, Inc., dated August 17, 1999.
    10.27**+   Master Site Agreement by and between SBA Towers, Inc. and Horizon
               Personal Communications, Inc., dated July 1999.
    10.28**+   Master  Design Build  Agreement by and between  Horizon  Personal
               Communications, Inc. and SBA Towers, Inc., dated August 17, 1999.
    10.29**+   Master Site Agreement by and between SBA Towers,  Inc. and Bright
               Personal Communications Services, LLC, dated October 1, 1999.
    10.30**+   Master  Design  Build  Agreement by and between  Bright  Personal
               Communications  Services, LLC and SBA Towers, Inc., dated October
               1, 1999.
    10.31**    Services  Agreement,  dated May 1, 2000, between Horizon Personal
               Communication, Inc. and Horizon Services, Inc.
    10.32**    Lease Agreement,  dated May 1, 2000 between Chillicothe Telephone
               Company and Horizon Personal Communications, Inc.
    10.33**    Services  Agreement,  dated May 1, 2000 between Horizon  Personal
               Communications, Inc. and United Communications, Inc.
    10.34**    Form of Indemnification Agreement.
    10.35**    Amended and Restated Tax Allocation  Agreement  dated May 1, 2000 by and among Horizon Telcom, Inc., Chillicothe Telephone Company,
               Horizon Personal  Communications,  Inc.,  United  Communications,
               Inc., Horizon Services, Inc., and Horizon PCS, Inc.
    10.35.1*   First  Amendment  to the  Amended  and  Restated  Tax  Allocation
               Agreement  dated as of  September  26, 2000 by and among  Horizon
               Telcom,  Inc.,  Chillicothe  Telephone Company,  Horizon Personal
               Communications,   Inc.,  United  Communications,   Inc.,  Horizon
               Services, Inc., and Horizon PCS, Inc.
    10.37*     Securities  Purchase  Agreement  dated  September 26, 2000 by and among Horizon PCS, Inc. Apollo  Investment Fund IV, L.P.,  Apollo
               Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P.,
               Ares Leveraged  Investment  Fund II, L.P. and First Union Capital
               Partners, LLC.
    10.38*     Investors Rights and Voting Agreement dated September 26, 2000 by and among  Horizon PCS,  Inc.  Apollo  Investment  Fund IV, L.P.,
               Apollo  Overseas  Partners IV, L.P.,  Ares  Leveraged  Investment
               Fund,  L.P.,  Ares Leveraged  Investment  Fund II, L.P. and First
               Union Capital Partners, LLC.
    10.39*     Registration  Rights  Agreement  dated  September 26, 2000 by and among Horizon PCS, Inc. Apollo  Investment Fund IV, L.P.,  Apollo
               Overseas Partners IV, L.P., Ares Leveraged Investment Fund, L.P.,
               Ares Leveraged  Investment  Fund II, L.P. and First Union Capital
               Partners, LLC.

    EXHIBIT
    NUMBER                   DESCRIPTION

    --------                 -----------
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

    EXHIBIT
    NUMBER                   DESCRIPTION
    --------                 -----------

    10.40.6    Fourth  Amendment to Credit Agreement and Waiver dated as of June
               27, 2002 by and among Horizon Personal Communications,  Inc., and
               Bright Personal  Communications  Services, LLC, Horizon PCS, Inc.
               (the  "Parent")  and  certain  Subsidiaries  of the  Parent,  the several banks and other  financial  institutions as may from time to time become parties to the Agreement,  Wachovia Bank, National
               Association   (successor  to  First  Union  National   Bank),  as
               Administrative Agent,  Westdeutsche Landesbank  Girozentrale,  as
               Syndication  Agent and  Arranger  and Fortis  Capital  Corp.,  as
               Documentation   Agent   (incorporated   by   reference   to   the
               Registrant's Current Report on Form 8-K filed on June 27, 2002).
    10.40.7*** Consent and Agreement  for Benefit of Holders of Senior  Security
               Facility  dated as of September  26, 2000,  by and among  Horizon
               Personal Communications,  Inc. and Bright Personal Communications
               Services,  LLC,  Horizon PCS,  Inc.  (the  "Parent")  and certain
               Subsidiaries of the Parent,  Existing Lenders, New Lenders, First
               Union  National  Bank,  as  Administrative  Agent,   Westdeutsche
               Landesbank  Girozentrale,  as Syndication Agent and Arranger, and
               Fortis Capital Corp., as Documentation Agent.
    10.41*     Warrant  Agreement dated as of September 26, 2000 between Horizon
               PCS, Inc. and Wells Fargo Bank Minnesota, National Association.
    10.42*     Warrant  Registration  Rights  Agreement made as of September 26,
               2000 by and among  Horizon  PCS,  Inc.  and  Donaldson,  Lufkin &
               Jenrette Securities Corporation and First Union Securities, Inc.
    10.43*     Pledge and Escrow  Agreement  dated December 7, 2001 by and among
               Horizon PCS, Inc., Bright Personal Communications  Services, LLC,
               Wells Fargo and Minnesota, National Association, as Escrow Agent.
    10.44*     Registration Rights Agreement dated December 7, 2001 by and among
               Horizon PCS, Inc., Horizon Personal Communications,  Inc., Bright
               Personal  Communications  Services,  LLC, and Credit Suisse First
               Boston Corporation, First Union Securities, Inc., Bear, Stearns &
               Co., Inc. and Lehman Brothers, Inc.
    10.45*     Indenture  dated December 7, 2001 by and among Horizon PCS, Inc., as Issuer,  Horizon  Personal  Communications,  Inc.,  and Bright
               Personal Communications  Services, LLC, as Guarantors,  and Wells
               Fargo Bank Minnesota, National Association, as Trustee.
    10.46*     Purchase  Agreement  dated December 4, 2001 between  Horizon PCS,
               Inc.,  Horizon  Personal  Communications,  Inc.,  Bright Personal
               Communications  Services,  LLC,  and Credit  Suisse  First Boston
               Corporation,  First Union Securities,  Inc., Bear, Stearns & Co.,
               Inc., Lehman Brothers, Inc.
    10.47      Employment Agreement between Horizon PCS, Inc., and Alan G. Morse
               (incorporated  by  reference  Exhibit  10.47 to the  Registrant's
               Quarterly  Report on Form  10-Q for the  quarter  ended  June 30,
               2002).
    21.1**     Subsidiaries of Horizon.
    99.1***    Certification,  under  Section 906 of the  Sarbanes-Oxley  Act of
               2002.
    99.2***    Certification,  under  Section 906 of the  Sarbanes-Oxley  Act of
               2002.

* Incorporated by reference to the same exhibit number previously filed with the Registration Statement on Form S-1 of the Registrant (File No. 333-51240).
** Incorporated by reference to the same exhibit number previously filed with the Registration Statement on Form S-1 of the Registrant (File No. 333-37516).
***  Filed herewith.
(1) In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the commission upon request.
+ The Registrant has requested confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

                                HORIZON PCS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

 Independent Auditors' Report.........................................      F-2

 Report of Independent Public Accountants.............................      F-3

 Consolidated Balance Sheets as of December 31, 2002 and 2001.........      F-4

 Consolidated Statements of Operations for the Years Ended
   December 31, 2002, 2001 and 2000...................................      F-6

 Consolidated Statements of Comprehensive Income (Loss)
   for the Years Ended December 31, 2002, 2001 and 2000...............      F-7

 Consolidated Statements of Stockholders' Equity (Deficit)
   for the Years Ended December 31, 2002, 2001 and 2000...............      F-8

 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000...................................      F-9

 Notes to Consolidated Financial Statements...........................     F-11

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Horizon PCS, Inc.:

     We have audited the accompanying consolidated balance sheet of Horizon PCS, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of Horizon PCS, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 7 to the financial statements, in their report dated February 12, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon PCS, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficit, and management believes that it is probable that the Company will violate one or more of its debt covenants in 2003 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed above, the consolidated balance sheet of Horizon PCS, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Horizon PCS, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP
Columbus, Ohio
March 4, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON FEBRUARY 12, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATIONS S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL FORM 10-K. BECAUSE ANDERSEN HAS NOT
CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND SHAREHOLDERS' ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.


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




                                                ARTHUR ANDERSEN LLP

Columbus, Ohio
February 12, 2002

HORIZON PCS, INC.

Consolidated Balance Sheets
As of December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                     2002              2001
                                                                               ----------------  ----------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents (includes $55,000,000 on deposit in
    accordance with covenant amendment in 2002)...............................  $   86,137,284    $  123,775,562
  Restricted cash.............................................................      24,063,259        24,597,222
  Accounts receivable-- subscriber, less allowance for
    doubtful accounts of approximately $2,308,000 and $1,804,000 at
    December 31, 2002 and 2001, respectively..................................      19,524,527        14,293,771
  Receivable from affiliate and Parent........................................           8,497           584,222
  Equipment inventory.........................................................       4,082,795         3,845,433
  Prepaid expenses and other current assets...................................       2,671,458           840,970
                                                                               ----------------  ----------------
        Total current assets..................................................     136,487,820       167,937,180
                                                                               ----------------  ----------------

OTHER ASSETS:
  Restricted cash.............................................................              --        24,062,500
  Intangible asset-- Sprint PCS licenses, net of amortization.................      40,381,201        42,840,534
  Goodwill, net of amortization...............................................              --         7,191,180
  Debt issuance costs, net of amortization                                          19,995,818        20,437,556
  Deferred activation expense and other assets................................       6,723,827         4,001,436
                                                                               ----------------  ----------------
        Total other assets....................................................      67,100,846        98,533,206
                                                                               ----------------  ----------------

PROPERTY AND EQUIPMENT, NET                                                        239,536,593       214,867,858
                                                                               ----------------  ----------------

            Total assets......................................................  $  443,125,259    $  481,338,244
                                                                               ================  ================





(Continued on next page)

HORIZON PCS, INC.

As of December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                     2002              2001
                                                                               ----------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................................................  $   23,280,465    $   26,444,888
  Accrued liabilities.........................................................       6,903,055         8,182,461
  Accrued real estate and personal property taxes.............................       3,438,037         2,401,044
  Payable to Sprint...........................................................       9,910,262        10,244,529
  Deferred service revenue....................................................       5,308,457         3,712,734
                                                                               ----------------  ----------------
        Total current liabilities.............................................      48,840,276        50,985,656
                                                                               ----------------  ----------------

OTHER LONG-TERM LIABILITIES:
  Long-term debt..............................................................     516,284,349       384,055,643
  Other long-term liabilities.................................................      14,350,141         9,106,625
  Deferred activation revenue.................................................       6,092,645         3,808,618
                                                                               ----------------  ----------------
        Total other long-term liabilities.....................................     536,727,135       396,970,886
                                                                               ----------------  ----------------
          Total liabilities...................................................     585,567,411       447,956,542
                                                                               ----------------  ----------------

COMMITMENTS AND CONTINGENCIES (Note 14)

CONVERTIBLE PREFERRED STOCK...................................................     157,105,236       145,349,043

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 10,000,000 shares authorized, none issued
    or outstanding, at $0.0001 par value......................................              --                --
  Common stock-- class A, 300,000,000 shares authorized,
    26,646 issued and outstanding in 2001 and 2002, at $0.0001 par value......               3                 3
  Common stock-- class B, 75,000,000 shares authorized,
    58,458,354 issued and 58,445,288 outstanding in 2001 and 2002, at
    $0.0001 par value.........................................................           5,846             5,846
  Treasury stock-- class B, 13,066 shares, at $8.50 per share.................        (111,061)         (111,061)
  Accumulated other comprehensive income (loss)...............................        (394,575)         (837,851)
  Additional paid-in capital..................................................      91,852,117        91,852,117
  Deferred stock option compensation..........................................        (885,747)       (1,566,496)
  Retained deficit............................................................    (390,013,971)     (201,309,899)
                                                                               ----------------  ----------------
          Total stockholders' equity (deficit)................................    (299,547,388)     (111,967,341)
                                                                               ----------------  ----------------
            Total liabilities and stockholders' equity (deficit)..............  $  443,125,259    $  481,338,244
                                                                               ================  ================




              The accompanying notes are an integral part of these
                       consolidated financial statements/

HORIZON PCS, INC.

Consolidated Statements of Operations
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                         2002               2001               2000
                                                                   ----------------   ----------------   -----------------
OPERATING REVENUES:
  Subscriber revenues.............................................  $  152,409,453     $   77,657,971     $   17,724,816
  Roaming revenues................................................      55,781,574         38,540,276          8,408,102
  Equipment revenues..............................................       7,846,573          7,105,457          3,061,021
                                                                   ----------------   ----------------   -----------------
         Total operating revenues.................................     216,037,600        123,303,704         29,193,939
                                                                   ----------------   ----------------   -----------------

OPERATING EXPENSES:
  Cost of service (exclusive of items shown below)................     167,128,087        100,515,780         27,452,382
  Cost of equipment...............................................      19,188,975         14,871,647          9,774,881
  Selling and marketing...........................................      52,601,068         48,992,817         18,025,868
  General and administrative (exclusive of items shown below).....      41,650,367         28,384,548         12,477,034
  Non-cash compensation...........................................         680,749          1,433,848            490,202
  Depreciation and amortization...................................      40,271,034         18,518,948          6,134,458
  Loss on disposal of PCS assets..................................         631,417          1,296,834                 --
  Impairment of goodwill and impact of acquisition-related
    deferred taxes................................................      13,222,180                 --                 --
                                                                   ----------------   ----------------   -----------------
         Total operating expenses.................................     335,373,877        214,014,422         74,354,825
                                                                   ----------------   ----------------   -----------------

OPERATING LOSS....................................................    (119,336,277)       (90,710,718)       (45,160,886)

Gain (Loss) on exchange of stock..................................              --           (399,673)        11,550,866
Interest income and other, net....................................       2,989,026          5,062,780          4,803,820
Interest expense, net of capitalized interest.....................     (60,600,568)       (27,434,076)       (10,317,473)
                                                                   ----------------   ----------------   -----------------

LOSS ON CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT.    (176,947,819)      (113,481,687)       (39,123,673)

INCOME TAX (EXPENSE) BENEFIT......................................              --                 --         (1,075,711)
                                                                   ----------------   ----------------   -----------------

LOSS ON CONTINUING OPERATIONS.....................................    (176,947,819)      (113,481,687)       (40,199,384)

DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of tax
    expense of $73,000 in 2000....................................              --                 --            141,245
                                                                   ----------------   ----------------   -----------------

LOSS BEFORE EXTRAORDINARY ITEM....................................    (176,947,819)      (113,481,687)       (40,058,139)

EXTRAORDINARY LOSS, NET OF TAX
  BENEFIT OF $262,000 in 2000.....................................              --                 --           (486,323)
                                                                   ----------------   ----------------   -----------------

NET LOSS..........................................................    (176,947,819)      (113,481,687)       (40,544,462)

PREFERRED STOCK DIVIDEND..........................................     (11,756,253)       (10,929,852)        (2,782,048)
                                                                   ----------------   ----------------   -----------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS.........................  $ (188,704,072)    $ (124,411,539)    $  (43,326,510)
                                                                   ================   ================   =================

Basic and diluted loss per share on continuing operations
  available to common stockholders................................  $        (3.23)    $        (2.13)    $        (0.76)
Basic and diluted income per share from discontinued operations...              --                 --                 --
Basic and diluted loss per share from extraordinary item..........              --                 --              (0.01)
                                                                   ----------------   ----------------   -----------------
Basic and diluted net loss per share available to common
  stockholders....................................................  $        (3.23)    $        (2.13)    $        (0.77)
                                                                   ================   ================   =================
Weighted-average common shares outstanding........................      58,471,934         58,471,934         56,177,948
                                                                   ================   ================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements/

HORIZON PCS, INC.

Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                   2002              2001                2000
                                                            -----------------  -----------------  ----------------

NET LOSS................................................     $ (176,947,819)    $ (113,481,687)    $  (40,544,462)

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain (loss) on hedging activities......            443,276           (837,851)                --
                                                            -----------------  -----------------  ----------------

COMPREHENSIVE INCOME (LOSS).............................     $ (176,504,543)    $ (114,319,538)    $  (40,544,462)
                                                            ================   ================   ================





              The accompanying notes are an integral part of these
                       consolidated financial statements/

HORIZON PCS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                 ACCUMULATED
                                                                    OTHER
                                                                    COMPRE-                                               TOTAL
                                   CLASS A   CLASS B                HENSIVE   ADDITIONAL     DEFERRED                  STOCKHOLDERS'
                       PREFERRED   COMMON    COMMON     TREASURY    INCOME     PAID-IN     STOCK OPTION    RETAINED       EQUITY
                         STOCK      STOCK     STOCK      STOCK      (LOSS)     CAPITAL     COMPENSATION     DEFICIT      (DEFICIT)
                       ---------   -------  --------  --------    ----------  -----------  ------------ -------------   ------------

Balance,
 December 31, 1999....       --        --    5,381           --          --    21,916,312  (1,803,723)   (22,281,259)    (2,163,289)
                        -------   -------   -------   ---------   ----------  ------------ ----------- --------------   ------------
 Equity contribution..       --        --       --           --          --     1,373,703          --             --      1,373,703
 Acquisition of
  Bright PCS..........       --        --      468           --          --    33,999,532          --             --     34,000,000
 Issuance of
  warrants............       --        --       --           --          --    33,600,647          --             --     33,600,647
 Acquisition of
  treasury stock......       --        --       --     (111,061)         --            --          --             --       (111,061)
 Deferred stock
  option compensation.       --        --       --           --          --       961,923    (961,923)            --             --
 Stock option
  compensation expense       --        --       --           --          --            --     490,202             --        490,202
 Dividends............       --        --       --           --          --            --          --     (7,033,773)    (7,033,773)
 Tax on dividend......       --        --       --           --          --            --          --     (4,256,818)    (4,256,818)
 Net loss.............       --        --       --           --          --            --          --    (40,544,462)   (40,544,462)
 Preferred dividend...       --        --       --           --          --            --          --     (2,782,048)    (2,782,048)
                        -------   -------   -------   ----------  ----------  ------------ ----------- -------------- --------------
Balance,
 December 31, 2000....       --        --    5,849     (111,061)         --    91,852,117  (2,275,444)   (76,898,360)    12,573,101
                        -------   -------   -------   ----------  ----------  ------------ ----------- -------------- --------------
 Stock option
  compensation expense       --        --       --           --          --            --     708,948             --        708,948
 Net loss.............       --        --       --           --          --            --          --   (113,481,687)  (113,481,687)
 Other comprehensive
  income (loss).......       --        --       --           --    (837,851)           --          --             --       (837,851)
 Conversion of class
  B common stock......       --         3       (3)          --          --            --          --             --             --
 Preferred dividend...       --        --       --           --          --            --          --    (10,929,852)   (10,929,852)
                        -------   -------   -------   ----------  ----------  ------------ ----------- -------------- --------------
Balance,
 December 31, 2001....       --         3    5,846     (111,061)   (837,851)   91,852,117  (1,566,496)  (201,309,899)  (111,967,341)
                        -------   -------   -------   ----------  ----------  ------------ ----------- -------------- --------------
 Stock option
  compensation expense       --        --       --           --          --            --     680,749             --        680,749
 Net loss.............       --        --       --           --          --            --          --   (176,947,819)  (176,947,819)
 Other comprehensive
  income (loss).......       --        --       --           --     443,276            --          --             --        443,276
 Preferred dividend...       --        --       --           --          --            --          --    (11,756,253)   (11,756,253)
                        -------   -------   -------   ----------  ----------  ------------ ----------- -------------- --------------
Balance,
 December 31, 2002....  $    --   $     3   $5,846    $(111,061)  $(394,575)  $91,852,117  $ (885,747) $(390,013,971) $(299,547,388)
                        =======   =======   ========  ==========  ==========  ============ =========== ============== ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements/

HORIZON PCS, INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                         2002               2001             2000
                                                                   ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................       $  (176,947,819)   $  (113,481,687)   $   (40,544,462)
                                                                   ----------------   ----------------   ----------------
Adjustments to reconcile net loss to net cash used in
  operating activities, net of effect of acquisition:
  Depreciation and amortization.............................            40,271,034         18,518,948          6,189,073
  Impairment of goodwill and impact of acquisition related
    deferred taxes..........................................            13,222,180                 --                 --
  Extraordinary loss........................................                    --                 --            486,323
  Non-cash compensation expense.............................               680,749          1,433,848            490,202
  Non-cash interest expense.................................            27,986,604         19,344,515          5,635,498
  Non-cash loss (gain) on exchange of stock.................                    --            399,673        (11,550,866)
  Bad debt expense..........................................            15,518,084          6,409,561          1,407,028
  Loss on hedging activities................................                48,536            176,322                 --
  Loss on disposal of PCS assets............................               631,417          1,296,834                 --
  Change in:
    Accounts receivable.....................................           (20,748,840)       (17,443,698)        (6,075,589)
    Equipment inventory.....................................              (237,362)             4,902         (1,712,998)
    Interest receivable and other...........................            (1,830,488)         3,732,072         (2,316,514)
    Accounts payable........................................            (3,164,423)        (4,867,437)        26,692,915
    Accrued liabilities and deferred service revenue........            25,330,341          7,805,642          8,081,565
    Payable to Sprint.......................................              (334,267)         5,285,401          4,959,128
    Receivable/payable from affiliates and Parent...........               575,725         (1,577,577)         2,837,997
    Other assets and liabilities, net.......................               189,283             97,028           (167,593)
                                                                   ----------------   ---------------    ----------------
     Total adjustments......................................            98,138,573         40,616,034         34,956,169
                                                                   ----------------   ---------------    ----------------
         Net cash used in operating activities..............           (78,809,246)       (72,865,653)        (5,588,293)
                                                                   ----------------   ---------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................           (63,082,910)      (116,574,323)       (83,629,782)
  Decrease (increase) in restricted cash....................                    --        (48,659,722)                --
  Proceeds from redemption of RTFC capital certificates.....                    --          2,895,646                 --
  Investment in Parent......................................                    --                 --        (11,835,000)
  Investment in joint venture...............................                    --                 --         (1,032,000)
  Proceeds from the sale of property and equipment..........             1,563,970                 --            734,000
  Dividends received........................................                    --             (4,311)          (160,923)
  Cash acquired in acquisition of Bright PCS................                    --                 --          4,926,803
  Equity loss in investments, net...........................                    --                 --             28,555
                                                                   ----------------   ---------------    ----------------
         Net cash used in investing activities..............           (61,518,940)      (162,342,710)       (90,968,347)
                                                                   ----------------   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Convertible preferred stock...............................                    --                 --        126,500,000
  Cash dividends paid.......................................                    --                 --            (18,309)
  Capital contributions.....................................                    --                 --          1,373,703
  Stock issuance costs......................................                    --                 --         (9,161,242)
  Deferred financing fees...................................            (2,310,092)        (7,433,469)       (15,410,327)
  Intercompany advances (repayments) to Parent..............                    --                 --         (3,927,545)
  Notes payable-- borrowings, net of repayments.............           105,000,000        175,000,000        188,470,948
                                                                   ----------------   ----------------   ----------------
         Net cash provided by financing activities..........           102,689,908        167,566,531        287,827,228
                                                                   ----------------   ----------------   ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........           (37,638,278)       (67,641,832)       191,270,588
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................           123,775,562        191,417,394            146,806
                                                                   ----------------   ----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR......................       $    86,137,284    $   123,775,562    $   191,417,394
                                                                   ================   =============-==   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of amounts capitalized......................       $    33,081,907    $     6,571,184  $     2,579,986
  Income taxes..............................................                    --            338,141        5,174,949



(Continued on next page)

HORIZON PCS, INC.

For the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 2002, the Company paid $24,596,463 of interest on the senior notes with restricted cash (Notes 4 and 11).

     During 2002 and 2001,  the Company  paid  $11,636,969  and  $11,775,917  of dividends, respectively, on convertible preferred stock. The dividends were paid in additional shares of convertible preferred stock. During 2002 and 2001, the Company accrued $2,055,267 and $1,935,983, respectively, to be paid in 2003 and 2002, respectively.

     The purchase of Horizon Telcom, Inc. (the "Parent") common stock in 2000 (Note 6) was financed through a $13,000,000, one year, unsecured 13% senior subordinated promissory note to a third party lender. The lender converted 100% of the outstanding principal and unpaid interest into the Company's convertible preferred stock valued at $14,066,611 (Note 15).

     The proceeds from the issuance of the discount notes in 2000 have been allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) has been allocated to additional paid-in capital (Note 11).

     During 2000, the Company agreed to grant to Sprint warrants to acquire 2,510,460 shares of class A common stock, valued at approximately $13,356,000, in exchange for the right to service PCS markets in additional areas. The warrants will be issued to Sprint at the earlier of an initial public offering of the Company's common stock or July 31, 2003 (Note 17).

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 1 - LIQUIDITY

     As of December 31, 2002, Horizon PCS was in compliance with its covenants with regards to all outstanding debt. However, the Company believes that it is probable that Horizon PCS will violate one or more covenants under the secured credit facility in 2003. The failure to comply with a covenant would be an event of default under the secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lender elected to accelerate the amounts due under the facility, this would also represent a default under the indentures for the senior notes and discount notes (Note 11). Horizon PCS' independent auditors' report states these matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     To address the liquidity and going concern issue, management has embarked on a number of initiatives to attempt to:

     o    reduce operating expenses,

     o    reduce churn,

     o    negotiate a modification in the fees the Company pays to Sprint,

     o    negotiate a reduction in the fees the Company pays to NTELOS,

     o negotiate modifications to the covenants in the senior secured facility, and

     o negotiate the right to obtain funding under the Company's $95 million revolving line of credit under its senior secured facility (Note 14).

     The Company's ability to raise funding at this time may be dependent upon other factors including, without limitation, market conditions, and such funds may not be available or be available on acceptable terms. There can be no assurance that the Company will achieve these goals or that it will be able to develop a business plan which is reasonably designed to achieve positive cash flow.

NOTE 2 - ORGANIZATION

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

NOTE 3 - BUSINESS OPERATIONS

     The Company primarily provides wireless personal communications services ("PCS") as a PCS affiliate of Sprint. At December 31, 2002, approximately 270,900 (unaudited) PCS subscribers were in the Company's territory.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 3 - BUSINESS OPERATIONS (CONTINUED)

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

     During 1998, the Company elected to return all of the spectrum from four licenses and half of the spectrum from the fifth license. In connection with the return of the spectrum, the Company entered into management agreements with Sprint during 1998. These agreements provide the Company with the exclusive right to build, own and manage a wireless voice and data services network in certain markets located in Ohio, West Virginia, Kentucky, Virginia, Tennessee and Maryland under the Sprint PCS brand. HPCS is required to build-out the wireless network according to Sprint's PCS specifications. The term of the agreements is 20 years with three successive 10-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements commenced in June 1998, but payments of the management fee (Note 9) did not commence until HPCS converted to a fully branded PCS affiliate of Sprint in October 1999. The management agreements included indemnification clauses between the Company and Sprint to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     In May 2000, the Company expanded its management agreement with Sprint. This allows the Company to have the exclusive right to build, own and manage a wireless voice and data services network in markets located in Pennsylvania, New York, Ohio and New Jersey.

     The Sprint agreements require the Company to interface with the Sprint wireless network by building the Company's network to operate on PCS frequencies licensed to Sprint in the 1900 MHz range. Under the Sprint agreements, HPCS has agreed to:

     o construct and manage a network in HPCS' territory in compliance with Sprint's PCS licenses and the terms of the management agreement;

     o distribute, during the term of the management agreement, Sprint PCS products and services;

     o    conduct advertising and promotion activities in HPCS' territory; and

     o manage that portion of Sprint's PCS customer base assigned to HPCS' territory.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, money market accounts, U.S. treasury bills, corporate bonds and investments in commercial paper with original maturities of three months or less.

     The breakout of cash and cash equivalents at December 31, 2002, is detailed below;

                                                                   2002
                                                            ---------------
         Cash on hand...................................    $   17,533,118
         Money market accounts..........................           100,080
         U.S. treasury bills............................           349,696
         Corporate bonds and commercial paper...........        68,154,390
                                                            ---------------
         Cash and cash equivalents......................    $   86,137,284
                                                            ===============

RESTRICTED CASH

     In connection with the Company's December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 11), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. During 2002, the Company paid approximately $24,596,000 representing the first two installments. The remaining two interest payments have been classified as short-term and will be paid in 2003. The funds are invested in a government security money market account. Interest earned on the escrow funds totaled approximately $673,000 and $69,000 in 2002 and 2001, respectively.

ALLOWANCE FOR ACCOUNTS RECEIVABLE

     Estimates are used in determining our allowance for doubtful accounts receivable, which is based on a percentage of our accounts receivable by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. The breakout of the activity recorded to the allowance for accounts receivable is detailed below:

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                  2002             2001             2000
                                               ---------------   --------------  --------------
                                                              (IN THOUSANDS)
     Balance at beginning of year...........   $         1,804   $         901   $        371
     Provisions charged to expense..........            15,518           6,410          1,382
     Write-offs, net of recoveries..........           (15,014)         (5,507)          (852)
                                               ---------------   --------------  --------------
     Balance at end of year.................   $         2,308   $       1,804   $         901
                                               ===============   ==============  ==============

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT INVENTORY

     Equipment   inventory   consists  of  handsets  and  related   accessories.
Inventories are carried at the lower of cost (determined by the weighted average method) or market (replacement cost).

PROPERTY AND EQUIPMENT

     Property and equipment, including improvements that extend useful lives, are stated at cost (Note 8), while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll and related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." The Company capitalized interest of approximately $4,437,000, $6,579,000 and $1,476,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company capitalized labor costs of approximately $2,339,000for the year ended December 31, 2002.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

     The Company provides for depreciation and amortization of property and equipment under the straight-line method, based on the estimated service lives of the various classes of property. Estimated useful lives are as follows:

                                                             YEARS
                                                             -----
          Network Assets................................      5-15
          Switching Equipment...........................       5-8
          Furniture, vehicles and office equipment......       3-5

DEBT ISSUANCE COSTS

     In connection with the issuance of long-term debt (Note 11), the Company has incurred approximately $24,072,000 in deferred financing costs through December 31, 2002, including approximately $2,310,000 during 2002. These debt issuance costs are amortized using the effective interest method over the term of the underlying obligation, ranging from eight to ten years. For the years ended December 31, 2002, 2001 and 2000, approximately $2,752,000, $1,120,000 and
$690,000 of amortization of debt issuance costs, including subsequently retired financings, was included in interest expense.

GOODWILL

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and other intangible assets" (Note 7). Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over a 20 year period. Under SFAS No. 142, the Company ceased amortization of goodwill and conducted an impairment test of the goodwill balance. As of January 1, 2002, the goodwill balance was deemed not to be impaired. However, the December 31, 2002 goodwill balance was deemed impaired and was written off during the fourth quarter of 2002. See Note 7 for further details on the impairment of goodwill.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value (Note 7).

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment is considered an impaired asset as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, depreciation and amortization expense for the year ended December 31, 2002, includes approximately $3.5 million related to accelerated depreciation on the impaired asset. The total amount of depreciation recorded to date on this equipment is approximately $5.8 million. The residual book value of $400,000 approximates fair market value at December 31, 2002, based on quoted market price, and is included in other assets in the accompanying balance sheet

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest income and other (Note 21).

     The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These statements require an entity to recognize all derivative and hedging activities as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company uses interest rate swaps, designated as cash flow hedges, to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings. Outstanding temporary gains and losses are netted together and shown as either a component of other assets or accrued liabilities.

REVENUE RECOGNITION

     The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories purchased or sold by national third-party retailers or directly from Sprint by subscribers in our territory. After the handset has been purchased, the subscriber purchases a service package, revenue from which is recognized monthly as service is provided and is included in subscriber revenue,

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

net of credits related to the billed revenue. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, the Company sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company accounts for these transactions separately from agreements to provide customers wireless service.

     The Company's accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee. The Company recognized approximately $2,992,000, $695,000 and $47,000 of both activation fee revenue and customer activation expense during 2002, 2001 and 2000, respectively, and had deferred approximately $6,093,000 and $3,809,000 of activation fee revenue and direct customer activation expense at December 31, 2002 and 2001, respectively.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in the Company's territory, is accrued as services are provided and remitted to Sprint and recorded as general and administrative.
Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in the Company's territory are not subject to the 8% management fee. Expense related to the management fees charged under the agreement was approximately $12,027,000, $5,923,000 and $1,302,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

ADVERTISING COSTS

     Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising and promotional costs totaled approximately $10,632,000, $10,345,000 and $4,506,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

STOCK-BASED COMPENSATION

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                2002              2001             2000
                                                          ----------------   ---------------   --------------
Net loss available to common stockholders, as
  reported.............................................   $  (188,704,072)   $ (124,411,539)   $ (43,326,510)
Add: Stock-based employee compensation expense
  included in reported net loss........................           680,749         1,433,848          490,202
Deduct: Total stock-based employee compensation
  expense determined under fair value base method
  for all awards, net of related tax effects...........        (1,150,666)       (1,797,868)      (1,184,070)
                                                          ----------------   ---------------   --------------
 Pro Forma net loss available to common
  stockholders.........................................   $  (189,173,989)   $ (124,775,559)   $  44,020,378)
                                                          ================   ===============   ==============

Basic and diluted loss per share available to common
  stockholders - as reported                              $         (3.23)   $        (2.13)           (0.77)
                                                          ================   ===============   ==============
Basic and diluted loss per share available to common
  stockholders - pro forma                                $         (3.24)   $        (2.13)           (0.78)
                                                          ================   ===============   ==============

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter-party's performance is complete or the date on which it is probable that performance will occur.

SITE BONUSES

     During 2001 and 2000, the Company received $740,000 and $7,220,000, respectively, for site bonuses from SBA, which constructs towers leased by the Company. The Company defers and amortizes the site bonus over the life of the respective lease. During 2002, 2001 and 2000, the Company recorded approximately $941,000 and $916,000 and $320,000, respectively, as a reduction to lease expense.

OTHER POSTRETIREMENT PLANS

     The Company sponsors a defined benefit health care plan for substantially all retirees and employees. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company maintains accounts with nationally recognized investment managers. The Federal Deposit Insurance Corporation does not insure such deposits. Management does not believe there is significant credit risk associated with these uninsured deposits.

     Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable from subscribers. Management believes the risk is limited due to the number of customers comprising the Company's customer base and its geographic diversity.

     A significant amount of the Company's financial transactions result from the Company's relationship with Sprint. Additionally, Sprint holds approximately four to eleven days of the Company's subscriber lockbox receipts prior to remitting those receipts to the Company weekly. The Company does not record these lockbox receipts until Sprint remits them.

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Basic and diluted loss per share from continuing operations is computed by dividing loss on continuing operations, less preferred stock dividends, for each period by the weighted-average outstanding common shares. Basic and diluted net loss per share available to common stockholders is computed by dividing net loss available to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents (options, warrants or convertible securities) has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include the common stock options (Note 18), the stock purchase warrants (Notes 11 and 17) and the convertible preferred stock (Note
15). These items will be included in the diluted earnings per share calculation when dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25 (Note 18).

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company will adopt this statement effective January 1, 2003. Management is currently in the process of evaluating its impact on the Company's financial position, results of operations and cash flows.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2002 presentation.

NOTE 5 - ACQUISITIONS

    During 1999, the Company entered into a joint venture agreement through the purchase of 25.6% of Bright Personal Communications Services, LLC ("Bright PCS"). The investment was accounted for under the equity method. The joint venture was established in October 1999 to provide personal communications services in Ohio, Indiana and Michigan.

     On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS in exchange for approximately 8% of the Company's class B common stock (4,678,800 shares valued at approximately $34,000,000) and approximately 40% of the Horizon Telcom, Inc. common stock owned by HPC (31,912 shares valued at approximately $15,300,000) (Note 6). This acquisition was treated as a purchase for accounting purposes. The consolidated statements of operations include the results of Bright PCS from June 28, 2000.

     In conjunction with this transaction, the Company also acquired the Bright PCS management agreement with Sprint and, with it, the right to operate using Sprint PCS licenses in Bright PCS' markets. The Company has recognized an intangible asset totaling approximately $33,000,000 related to this licensing agreement which is being amortized over 20 years, the initial term of the underlying management agreement (Note 7). Amortization commenced in June 2000.

     The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was being amortized on a straight-line basis over 20 years. Amortization commenced in June 2000. Amortization expense for the years ended December 31, 2001 and 2000, was $389,000 and $198,000, respectively. Accumulated amortization of goodwill was approximately $587,000 and $198,000 at December 31, 2001 and 2000, respectively. The Company adopted SFAS No. 142 on January 1, 2002. As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company is now required to complete an impairment test of the remaining goodwill balance

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 5 - ACQUISITIONS (CONTINUED)

annually (or more frequently if impairment indicators arise). On December 31, 2002, the Company completed its annual impairment test of goodwill and recorded an impairment charge for the full amount of unamortized goodwill as a result of this acquisition. As required by SFAS 109, goodwill should be increased for the deferred taxes arising from assets recorded in excess of their tax basis for an acquisition. This amounted to $6,031,000 for this acquisition and accordingly the goodwill impairment of $13,232,180 included such amounts (Note 7).

NOTE 6 - INVESTMENTS

     In February 2000, the Company purchased 78,900 shares of common stock of its parent, Horizon Telcom, Inc. from the Parent's largest unaffiliated stockholder for approximately $11,835,000. This represented a 19.78% interest in Horizon Telcom, Inc. The Company exchanged 40% of the shares owned (31,912 shares) to the former members as consideration for the acquisition of Bright PCS (Note 5). This transaction resulted in a gain of approximately $10,513,000 and reduced the ownership in Horizon Telcom, Inc. to 11.78%.

     On September 26, 2000, the Company distributed 10% of its 11.78% ownership of Horizon Telcom, Inc. in the form of a dividend, payable pro rata to the stockholders of record on September 26, 2000. This transaction resulted in a gain of approximately $1,038,000, as part of the stock was distributed to owners other than the Parent.

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

     As part of the term loan facility for the construction of the personal communications network (Note 11), the Company was required to purchase Rural Telephone Finance Cooperative's (RTFC, the lender) subordinated capital certificates with each draw on the loan. The balance of these certificates at December 31, 2000, was approximately $2,896,000. The certificates were redeemed in March 2001 for approximately $2,896,000 with no recognized gain or loss on the redemption.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

    During 1999, the Company entered into a joint venture agreement through the purchase of 25.6% of Bright PCS. On June 27, 2000, the Company acquired the remaining 74.4% of Bright PCS. The total purchase price was approximately $49,300,000 and was treated as a purchase method acquisition for accounting purposes. The purchase price exceeded the fair market value of the net assets acquired by approximately $7,778,000. The resulting goodwill was amortized on a straight-line basis over 20 years until December 31, 2001.

    The Company adopted SFAS No. 142 on January 1, 2002 (See Note 4). As a result of the adoption, goodwill amortization ceased as of December 31, 2001, and the Company was required to complete an impairment test on its remaining goodwill balance as of the date of adoption. The Company completed the first step required by SFAS No. 142 and determined the goodwill remaining at January 1, 2002, was not impaired.

    On December 31, 2002, the Company performed the annual valuation assessment of goodwill. This valuation determined that the carrying amount of the goodwill exceeded the fair value of the assets. As a result the Company recorded goodwill impairment of $13,222,180, related to the impairment of goodwill and impact of acquisition-related deferred taxes. The impairment eliminated the entire balance of goodwill as of December 31, 2002. The fair value was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 7 - GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

    The following pro forma disclosure reconciles net loss available to common stockholders, as presented on the accompanying consolidated statements of operations, excluding the effect of goodwill amortization:

                                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                           2002              2001                2000
                                                     ----------------    ----------------    -----------------
Reported net loss.................................   $   (176,947,819)   $   (113,481,687)   $    (40,544,462)
Goodwill amortization.............................                 --             388,887             197,685
                                                     -----------------   -----------------    ----------------
    Adjusted net loss.............................       (176,947,819)       (113,092,800)        (40,346,777)
Preferred stock dividend..........................        (11,756,253)        (10,929,852)         (2,782,048)
                                                     -----------------   -----------------    ----------------
    Adjusted net loss available to common
      stockholders................................   $   (188,704,072)   $   (124,022,652)   $    (43,128,825)
                                                     =================   =================    ================

     In conjunction with the acquisition discussed in Note 5, the Company recognized an intangible asset totaling approximately $33,000,000 related to the licensing agreement which will be amortized on a straight-line basis over 20 years, the initial term of the underlying management agreement. In addition, the Company agreed to grant Sprint warrants to acquire shares of common stock in exchange for the right to service additional PCS markets. These warrants were recorded as an intangible asset of approximately $13,356,000 and are being amortized on a straight-line basis over approximately 18 years (Note 17). The breakout of these intangible assets is detailed below:


                                                            SPRINT LICENSES                    SPRINT WARRANTS
                                                 ----------------------------------  --------------------------------
                                                       2002              2001              2002             2001
                                                 ----------------  ----------------  ---------------  ---------------
Gross intangible value...................        $    33,000,000   $    33,000,000   $    13,355,647   $  13,355,647
Amortization expense recognized..........             (1,706,897)       (1,706,897)         (752,436)       (752,436)
Beginning accumulated amortization.......             (2,574,569)         (867,672)         (940,544)       (188,108)
                                                 ----------------  ----------------  ----------------  --------------
 Net intangible value....................        $    28,718,534   $    30,425,431   $    11,662,667   $   12,415,103
                                                 ================  ================  ================  ===============

     Estimated amortization expense for the next five years is approximately $2,459,000 each year.

NOTE 8 - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                               2002              2001
                                                         ----------------  ----------------
Network assets........................................   $   196,548,216   $   134,257,789
Switching equipment...................................        63,294,413        35,253,986
Furniture, vehicles and office equipment..............        10,348,364        10,137,175
Land..................................................           966,689           966,689
                                                         ----------------  ----------------
  Property and equipment in service, cost.............       271,157,682       180,615,639
Accumulated depreciation..............................       (46,273,707)      (22,478,698)
                                                         ----------------  ----------------
    Property and equipment in service, net............       224,883,975       158,136,941
Construction work in progress.........................        14,652,618        56,730,917
                                                         ----------------  ----------------
      Total property and equipment, net...............   $   239,536,593   $   214,867,858
                                                         ================  ================

     During 2002 and 2001, the Company retired certain network assets and replaced them with equipment required to upgrade the network. As a result of these retirements, the Company recorded a loss on disposal of $631,417 and $1,296,834 for the years ended December 31, 2002 and 2001, respectively.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 9 - SPRINT AGREEMENTS

     Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service, cost of equipment and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include, long distance charges, roaming expense and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution program. The 8% management fee is included in general and administrative. Amounts recorded relating to the Sprint Agreements for the year ended December 31, 2002, are approximately as follows:

      TOTAL REVENUES AND EXPENSES PROVIDED BY
                  SPRINT AGREEMENTS                       2002
--------------------------------------------------  ---------------
     Roaming revenue..............................  $    51,688,000
                                                    ===============

     Cost of Service:
     Roaming.....................................   $    40,883,000
     Billing and customer care...................        20,587,000
     Long distance...............................        10,470,000
                                                    ---------------
       Total cost of service......................       71,940,000
     Selling and marketing........................        2,566,000
     General and administrative:
     Management fee..............................        12,027,000
                                                    ---------------
       Total expense.............................   $    86,533,000
                                                    ===============

     The Sprint Agreements require the Company to maintain certain minimum network performance standards and to meet other performance requirements. The Company was in compliance in all material respects with these requirements at December 31, 2002.

NOTE 10 - LINES OF CREDIT

     On September 26, 2000, the Company entered into a $95,000,000 line of credit that expires on September 30, 2008, as part of its senior secured credit facility agreement (Note 11). As of December 31, 2002, the Company had not borrowed on this line of credit.

     As discussed in Note 11 below the Company did not meet the covenant for earnings before interest, taxes, depreciation and amortization for the first quarter of 2002. The Company obtained a waiver of non-compliance and entered into an amendment of the secured credit facility. This amendment restricted the maximum amount available to be borrowed for certain periods (Note 14)

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 11 - LONG-TERM DEBT

     On December 7, 2001, the Company received $175,000,000 from the issuance of unsecured senior notes (the "senior notes") due on June 15, 2011. Interest is paid semi-annually on June 15 and December 15 at an annual rate of 13.75%, with interest payments commencing June 15, 2002. Approximately $48,660,000 of the offering's proceeds was placed in an escrow account to fund the first four semi-annual interest payments. The senior notes may be redeemed at the Company's election on or after December 15, 2006, at redemption prices defined in the senior note agreement. Additionally, on or before December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the senior notes originally issued at a redemption price of 113.75%, plus accrued and unpaid interest to the date of redemption with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption.

     On September 26, 2000, the Company received $149,680,050 from the issuance of $295,000,000 of unsecured senior discount notes due on October 1, 2010 (the "discount notes"). The discount notes accrete in value until October 1, 2005, at a rate of 14% compounded semi-annually. Cash interest on the notes will become payable on April 1 and October 1 of each year, beginning on April 1, 2006. The discount notes may be redeemed at the Company's election on or after October 1, 2005, at redemption prices defined in the discount note agreement. Additionally, on or before October 1, 2003, the Company may redeem up to 35% of the aggregate principal amount of the discount notes originally issued at a redemption price of 114%, plus accrued and unpaid interest to the date of redemption with the proceeds of certain equity offerings as long as 65% of the aggregate principal amount originally issued remains outstanding after that redemption. The discount notes include warrants to purchase 3,805,500 shares of the Company's class A common stock at $5.88 per share. The warrants represent the right to purchase an aggregate of approximately 4.0% of the issued and outstanding common stock of the Company on a fully diluted basis, assuming the exercise of all outstanding options and warrants to purchase common stock and the conversion of the convertible preferred stock (Note 15) into shares of class A common stock. The proceeds from the issuance of the discount notes were allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) was allocated to additional paid-in capital. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years (equal to the term of the warrants) and a volatility of 95%.

     On September 26, 2000, and concurrent with the issuance of the convertible preferred stock (Note 15) and the discount notes described above, the Company entered into a senior secured credit facility (the "secured credit facility") with a financial institution to provide an aggregate commitment, subject to certain conditions, of up to $250,000,000 (including a $95,000,000 line of credit described in Note 10, a $50,000,000 term note and a $105,000,000 term note) expiring on September 30, 2008. The secured credit facility bears interest at various floating rates, which approximate one to six month LIBOR rates plus 400 to 450 basis points. The secured credit facility is collateralized by a perfected security interest in substantially all of the Company's tangible and intangible current and future assets, including an assignment of the Company's affiliation agreements with Sprint and a pledge of all of the capital stock of the Company and its subsidiaries. At December 31, 2002, the outstanding balance on the secured credit facility was $155,000,000. The Company pays a commitment fee of 1.375% on the unused portion of the $250,000,000 note. Amounts recorded relating to this commitment fee expense for the year ended December 31, 2002, are as follows:


                                                           2002
                                                    ---------------
     Secured credit facility - term loan A.......   $       325,000
     Line of credit..............................         1,324,000
                                                    ---------------
       Total commitment fee expense                 $     1,649,000
                                                    ===============

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 11 - LONG-TERM DEBT (CONTINUED)

The components of long-term debt outstanding are as follows:

                                                  INTEREST RATE AT
                                                  DECEMBER 31, 2002     DECEMBER 31, 2002    DECEMBER 31, 2001
                                                  -----------------     -----------------    -----------------
     Discount notes..............................    14.00%              $  295,000,000       $  295,000,000
     Senior notes................................    13.75%                 175,000,000          175,000,000
     Secured credit facility - term loan A.......     5.40%                 105,000,000                   --
     Secured credit facility - term loan B.......     6.33%                  50,000,000           50,000,000
                                                                        -----------------    -----------------
     Long-term debt, face value..................                           625,000,000          520,000,000
     Less: unaccreted interest portion of
        discount notes...........................                          (108,715,651)        (135,944,357)
                                                                        -----------------    -----------------
          Total long-term debt, net..............                        $  516,284,349       $  384,055,643
                                                                        =================    =================

     Scheduled maturities of long-term debt outstanding at December 31, 2002, are as follows:

                   YEAR                                          AMOUNT
                   ----                                   ----------------
              2003.....................................   $            --
              2004.....................................         8,250,000
              2005.....................................        20,187,500
              2006.....................................        26,750,000
              2007.....................................        28,062,500
              Thereafter...............................       541,750,000
                                                           ---------------
                Total maturities of long-term debt.....       625,000,000
              Less: Unaccreted interest portion of
                long-term debt.........................      (108,715,651)
                                                           ---------------
                   Total long-term debt................    $  516,284,349
                                                           ===============

     As of December 31, 2002, Horizon PCS had $95.0 million committed under the Company's secured credit facility in the form of a line of credit at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 400 basis points (Notes 10 and 14).

     The senior notes, discount notes and secured credit facility contain various financial covenants. Among other restrictions, the most restrictive covenants relate to maximum capital expenditures, minimum EBITDA ("earnings before interest, taxes, depreciation and amortization") requirements, maximum financial leverage ratios and minimum revenues. There are also limitations on restricted payments, asset sales, additional debt incurrence and equity issuance. In June 2001, December 2001 and June 2002, the Company amended its secured credit facility with the bank group. These modifications amended and restated certain financial covenants.

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

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 11 - LONG-TERM DEBT (CONTINUED)

     On June 27, 2002, the Company obtained a waiver of the non-compliance with the EBITDA covenant for the first quarter of 2002 and entered into an amendment of the secured credit facility. The amended facility primarily adjusts certain financial covenants and increases the margin on the base interest rate by 25 basis points to LIBOR plus 400 to 450, while also providing for the payment of fees to the banking group, an increase in post-default interest rates, a new financial covenant regarding minimum available cash, additional prepayment requirements, restrictions on the Company's borrowings committed under the remaining $95.0 million revolving credit facility and deposit requirements on the use of the $105.0 million borrowed under the secured credit facility in March 2002 (Note 14).

     As of December 31, 2002, the Company was in compliance with the amended covenants under each agreement, therefore, debt was classified as long-term.
However as described in Note 1, the Company believes it is probable that the Company will violate one or more of its covenants during 2003. If the Company violates a covenant, is declared to be in default of the credit agreement, and does not cure the default, then the debt will be reclassified to current liabilities.

NOTE 12 - INCOME TAXES

     The Company's Federal income tax expense (benefit) consists of:

                                                                 YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                          2002              2001            2000
                                                     -------------     --------------  -------------
Continuing Operations:
 Current...............................              $            --   $           --  $   1,075,711
 Deferred..............................                           --               --             --
                                                     ---------------   --------------  -------------
                                                                  --               --      1,075,711
Discontinued Operations:
 Current...............................                           --               --         72,762
 Deferred..............................                           --               --             --
                                                     ---------------   --------------  -------------
                                                                                              72,762
Extraordinary Loss:
 Current...............................                           --               --       (261,863)
 Deferred..............................                           --               --             --
                                                     ---------------   --------------  -------------
                                                                  --               --       (261,863)
                                                     ---------------   --------------  -------------
Tax expense (benefit)..................              $            --   $           --  $     886,610
                                                     ===============   ==============  =============

     The effective income tax expense (benefit) from continuing operations varies from the statutory rate as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                          2002             2001            2000
                                                    ----------------  --------------- ---------------
Tax at statutory rate applied to pretax book
 loss from continuing operations................     $ (60,162,258)    $ (38,583,774)  $ (13,693,286)
Increase in tax from:
 Non-deductible goodwill amortization...........                --           444,227         302,968
 Goodwill impairment............................         4,495,519                --              --
 Non-deductible interest........................         2,221,649                --              --
 Tax on excess loss account.....................                --                --      11,463,395
 Change in valuation allowance..................        53,399,909        37,163,536       2,484,155
 Tax on rate difference.........................                --                --         116,296
 Other, net.....................................            45,181           976,011         402,183
                                                    ---------------   --------------   --------------
     Total tax expense from continuing
       operations...............................     $          --     $          --    $  1,075,711
                                                    ===============   ===============  ==============

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 12 - INCOME TAXES (CONTINUED)

     Deferred  income  taxes  result  from  temporary  differences  between  the financial reporting and the tax basis amounts of existing assets and liabilities. The source of these differences and tax effect of each are as follows, as of December 31:


                                                       2002             2001
                                                  --------------   --------------
Deferred income tax assets:
 Deferred income -- site bonuses................  $   1,965,993    $   2,285,961
 Unrealized loss on hedging activity............        210,607          284,869
 Allowance for doubtful accounts................        784,720          662,084
 Accrued vacation...............................        279,076          142,427
 Net operating loss carryforwards...............     99,465,755       36,089,387
 Interest expense...............................     14,690,303        9,523,013
 Other..........................................      3,291,770          965,141
                                                  --------------   --------------
     Total deferred income tax assets...........  $ 120,688,224    $  49,952,882
                                                  ==============   ==============

Deferred income tax liabilities:
 Property and equipment.........................  $ (20,725,719)   $  (7,469,716)
 Sprint PCS Licenses - Bright acquisition.......     (6,273,286)              --
 Capitalized interest...........................     (4,244,207)      (2,723,264)
 Other..........................................       (136,065)        (172,667)
                                                  --------------   --------------
     Total deferred income tax liabilities......  $ (31,379,277)   $ (10,365,647)
                                                  ==============   ==============
Deferred income taxes, net......................  $  89,308,947    $  39,587,235
Less: valuation allowance.......................    (95,339,882)     (39,587,235)
                                                  --------------   --------------
     Total deferred income taxes, net...........  $  (6,030,935)   $          --
                                                  ==============   ==============

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

     The Company has generated net operating losses ("NOL") that may be used to offset future taxable income. Each year's NOL has a maximum carryforward period of twenty years. The Company's ability to use its NOL carryforwards is dependent on the future taxable income of the Company. At December 31, 2002, the Company has NOL carryforwards of approximately $293,000,000 expiring in 2021 through 2022. The future tax benefit of these NOL carryforwards of approximately $99,000,000 has been recorded as a deferred tax asset. As a result of the Company's operating losses and its deconsolidation from the Horizon Telcom affiliated group for tax purposes, the Company does not expect to record future tax benefits of operating losses and other net deferred tax assets until such time its operations become profitable and, accordingly, has recognized a valuation allowance of $95,339,882.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 13 - POSTRETIREMENT BENEFITS

     Certain employees of the Company participate in the Parent's postretirement plan. The plan is maintained by the Parent and the Company is charged based on its employee participation in the plan. The Company applies the accounting and measurement practices prescribed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and the disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which superceded the disclosure requirements of SFAS No. 106. As permitted by SFAS No. 106, the Company has elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption (the transition obligation) over a the estimated remaining service life of employees. The accrued benefit cost is included in other long-term liabilities in the accompanying consolidated balance sheets.

     The plan provides coverage of postretirement medical, prescription drug, telephone service and life insurance benefits to eligible retirees whose status, at retirement from active employment, qualifies for postretirement benefits. Coverage of postretirement benefits is also provided to totally and permanently disabled active employees whose status, at disablement, qualified for postretirement benefits as a retiree from active employment (retired disabled). Certain eligible retirees are required to contribute toward the cost of coverage under the postretirement health care and telephone service benefits plans. No contribution is required for coverage under the postretirement life insurance benefits plan. Unrecognized prior service cost is being amortized over the estimated remaining service life of employees.

     The funding status of the Company's participation in the postretirement benefit plan as of December 31, 2002 and 2001, is as follows:


                                                        2002          2001
                                                     -----------   -----------
                                                          (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year...........     $      457    $       90
 Service cost...................................            247           183
 Interest cost..................................             34            17
 Actuarial loss.................................            149           167
                                                     -----------   -----------
Benefit obligation, end of year.................     $      887    $      457
                                                     -----------   -----------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of                      --            --
 year...........................................
 Employer contributions.........................             --            --
 Benefits paid..................................             --            --
                                                     -----------   -----------
Fair value of plan assets, end of year..........             --            --
                                                     -----------   -----------
Funded status...................................           (887)         (457)
Unrecognized transition obligation..............             65            71
Unrecognized prior service cost.................             70            75
Unrecognized actuarial (gain) or loss...........            192            42
                                                     -----------   -----------
Accrued benefit cost............................     $     (560)   $     (269)
                                                     ===========   ===========

WEIGHTED-AVERAGE ASSUMPTIONS AT DECEMBER 31:
Discount rate....................................          6.50%         6.50%

     The assumed medical benefit cost trend rate used in measuring the accumulated postretirement benefit obligation for the under age 65 retirees and their spouses was 10.0% in 2002, 8.0% in 2001 and 7.0% in 2000, declining gradually to 5.0% for all periods presented. For the over 65 retirees and their spouses, the assumed medical benefit cost trend rate was 10.0% in 2002, 7.0% in 2001 and 6.5% in 2000, declining gradually to 5.0% for all periods presented. The assumed dental and vision benefit cost trend rates used in measuring the accumulated postretirement benefit obligation was 5.8% in 2002 and 6.0% in 2001 and 2000, declining gradually to 5.0%, for retirees and their spouses. The telephone service benefit cost trend rate for retirees and their spouses in 2002, 2001 and 2000, was estimated at 5% for all future years.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 13 - POSTRETIREMENT BENEFITS (CONTINUED)

     The following summarizes the components of net periodic benefit costs of the Company's participation in the postretirement benefit plan for the years ended December 31:

                                                    2002       2001       2000
                                                 ---------  ---------  -------
 COMPONENTS OF NET PERIODIC BENEFIT COST                 (IN THOUSANDS)

Service cost.................................    $    247   $    104   $     15
Interest cost................................          34         17          5
Amortization of transition obligation........           5          5          5
Amortization of prior service cost...........           4          4         --
Recognized net actuarial gain (loss).........          --         (2)        (8)
                                                 ---------  ---------  ---------
Net periodic benefit cost....................    $    290   $    128   $     17
                                                 =========  =========  =========

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                      1-PERCENTAGE-   1-PERCENTAGE-
                                                                         POINT            POINT
                                                                        INCREASE         DECREASE
                                                                      -------------   -------------
                                                                               (IN THOUSANDS)
Effect on total of service and interest cost components.............     $   93            $  (67)
Effect on postretirement benefit obligation.........................     $  275            $ (204)


     In May 1999, the Company adopted a defined contribution plan covering certain eligible employees. The plan provides for participants to defer up to 15% of the annual compensation, as defined under the plan, as contributions to the plan. The Company has the option, at the direction of the Board of Directors, to make a matching contribution to the plan of up to 50% of an employee's contribution to the plan, limited to a maximum of 3% of the employee's salary. A matching contribution of approximately $361,000, $309,000 and $115,000 was recognized during 2002, 2001 and 2000, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Recently, Sprint increased service fees in connection with its development of 3G-related back-office systems and platforms. The Company, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur additional expenses. As of December 31, 2002, the Company has not recorded or paid amounts billed by Sprint for 3G development costs of approximately $591,000.

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, the Company has tower lease agreements with third parties whereby the Company leases towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company also leases space for its retail stores. At December 31, 2002, the Company leased 43 of its 44 retail stores operating throughout its territories.

     The following table summarizes the annual lease payments required under the Company's existing lease agreements at December 31, 2002.

                                                             PERIOD ENDING
                  YEAR                                         DECEMBER 31
                  ----                                     -----------------
                  2003..................................    $    16,122,000
                  2004..................................         15,295,000
                  2005..................................         12,590,000
                  2006..................................          7,783,000
                  2007..................................          3,320,000
                  Thereafter............................          7,027,000
                                                           -----------------
                  Future operating lease obligation.....    $    62,137,000
                                                           =================

     Rental expense for all operating leases was approximately $15,241,000, $8,461,000 and $3,056,000 for years ended December 31, 2002, 2001 and 2000, respectively.

LEGAL MATTERS

     On July 3, 2002 the Federal Communications Commission (the "FCC") issued an order in Sprint v. AT&T for declaratory judgment holding that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC rules. This FCC order did not preclude a finding of a contractual basis for these charges, nor did it rule whether or not Sprint had such a contract with carriers such as AT&T. This case has been remanded to a U.S. District Court for further proceedings. Because the case is still pending, the Company cannot predict, with certainty, the final outcome of this action. As a result, the Company recorded a reduction in revenue in the second quarter of 2002 of approximately $1.3 million representing previously billed and recognized access revenue. The Company plans to cease recognition of this type of revenue in future quarters, unless there is ultimately a favorable ruling by the courts or the FCC on this issue. Sprint has asserted the right to recover these revenues from the Company. The Company will continue to assess the ability of Sprint or other carriers to recover these charges. The Company is also continuing to review the availability of defenses it may have against Sprint's claim to recover these revenues from the Company.

GUARANTEES

     The discount notes and the senior notes (Note 11) are guaranteed by the Company's existing subsidiaries, Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors.

NTELOS NETWORK AGREEMENT

     In August 1999, the Company entered into a wholesale network services agreement with the West Virginia PCS Alliance and the Virginia PCS Alliance (the "Alliances"), two related, independent PCS providers whose network is managed by NTELOS. Under the network services agreement, the Alliances provide the Company

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

with the use of and access to key components of their network in most of HPCS' markets in Virginia and West Virginia. The initial term was through June 8, 2008, with four automatic ten-year renewals.

     This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by the Company through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by the Company's subscribers. The Company incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments through December 31, 2003 is $38,600,000. Total costs recorded, for both fixed and variable charges incurred by the NTELOS agreement, were approximately $33,036,000, for the year ended December 31, 2002.

     On March 4, 2003, NTELOS and certain of its subsidiaries filed voluntarily petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Virginia. The results of NTELOS' restructuring could have a material adverse impact on our operations. Pursuant to bankruptcy law, the Alliances have the right to assume or reject the network services agreement. If the Alliances reject the network services agreement, we will lose the ability to provide service to our subscribers in Virginia and West Virginia and will be in breach of our management agreements with Sprint.

LONG-TERM DEBT COVENANTS

     As discussed in Note 11 above, the Company entered into a covenant amendment under its secured credit facility in June 2002. In addition to a number of changes to the secured credit facility, including an increase in the margin on the base interest rate, this amendment placed restrictions on the Company's ability to draw on the $95.0 million line of credit and deposit requirements on the $105.0 million term loan A borrowed under the secured credit facility in March 2002. These amounts are summarized below.

     The following table details the maximum amount available to be borrowed on the line of credit for the period then ended:

                                                              MAXIMUM AMOUNT
                                                             AVAILABLE TO BE
                                                                 BORROWED
                                                             ---------------
December 31,  2002.....................................                   --
March 31, 2003.........................................                   --
June 30, 2003..........................................           16,000,000
September 30, 2003.....................................           26,000,000
December 31, 2003......................................           33,000,000
March  31, 2004........................................           52,000,000
April 1, 2004..........................................           95,000,000


     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:

                                                               DEPOSIT BALANCE
                                                                 REQUIREMENT
                                                               ---------------
November 16, 2002, through December 31, 2002..........              55,000,000
January 1, 2003, through February 15, 2003............              33,000,000
February 16, 2003, through March 31, 2003.............              11,000,000
April 1, 2003, through May 15, 2003...................               5,500,000

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 15 - CONVERTIBLE PREFERRED STOCK

     The Company has authorized 175,000,000 shares of convertible preferred stock at $0.0001 par value. On September 26, 2000, an investor group led by Apollo Management purchased 23,476,683 shares of convertible preferred stock for approximately $126,500,000 in a private placement offering. Concurrent with the closing, holders of the $14,100,000 short-term convertible note converted the principal and unpaid interest into 2,610,554 shares of the same convertible preferred stock purchased by the investor group. Holders of the convertible preferred stock have the option to convert their shares (on a share for share basis) into class A common stock at any time. In addition, the convertible preferred stock converts automatically upon the completion of a public offering of class A common stock meeting specified criteria or upon the occurrence of certain business combination transactions. The convertible preferred stock pays a 7.5% stock dividend semi-annually, commencing April 30, 2001. The dividends are payable in additional preferred stock. Through December 31, 2002, the Company paid a cumulative total $23,412,886 of dividends in additional shares of convertible preferred stock. At December 31, 2002, there were 30,432,329 shares of convertible preferred stock outstanding.

     If the Company has not completed either (i) a public offering of its class A common stock in which the Company receives at least $50,000,000 or (ii) a merger or consolidation with a publicly-listed company that has a market capitalization of at least $100,000,000 by the fifth anniversary of the date the Company issued the convertible preferred stock, the investor group may request that the Company repurchase all of their shares of convertible preferred stock at fair market value, as determined by three investment banking institutions. If the investor group requests the Company repurchase their convertible preferred stock and the Company declines, the Company will be required to auction Horizon PCS. If no bona fide offer is received upon an auction, the repurchase right of the investor group expires. If, however, a bona fide offer is received upon the auction, the Company must sell Horizon PCS or the dividend rate on the convertible preferred stock will increase from 7.5% to 18.0% and the Company will be required to re-auction Horizon PCS annually until the convertible preferred stock is repurchased. The Company's secured credit facility and the discount notes, both described in Note 11, prohibit the Company from repurchasing any convertible preferred stock. Due to a mandatory redemption clause, this stock is considered a mezzanine financing and is recorded outside of stockholders' equity (deficit).

     Holders of the Company's convertible preferred stock are entitled to vote on all matters on an as-converted basis. In addition, the vote of at least a majority of the outstanding shares of convertible preferred stock, voting as a single class, shall be necessary for effecting or validating significant corporate actions specified in the certificate of incorporation.

     The Company has agreed that until the conversion of the preferred stock, the Company will adhere to certain restrictive covenants. Among other restrictions, the most significant covenants relate to capital expenditures, asset sales, restricted payments, additional debt incurrence and equity issuance. As of December 31, 2002, the Company was in compliance with the covenants under the agreement.

NOTE 16 - COMMON STOCK

     Due to the reorganization discussed in Note 2, the Company has authorized 300,000,000 shares of class A common stock at $0.0001 par value. Additionally, the Company has authorized 75,000,000 shares of class B common stock at $0.0001 par value. Each holder of class A common stock is entitled to one vote per share and each holder of class B common stock is entitled to ten votes per share. Both classes of common stock have equal dividend rights. As of December 31, 2002, the Company had issued 26,646 and 58,458,354 shares of class A and class B stock, respectively, and had granted warrants to acquire 6,315,960 shares of class A common stock (Notes 11 and 17).

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 16 - COMMON STOCK (CONTINUED)

     In June 2000, in conjunction with the Bright PCS purchase (Note 5), the Company received a distribution of its own stock from a former Bright PCS stockholder, valued at $111,061. The 13,066 shares of class B common stock distributed by the former Bright PCS stockholder are held in treasury stock. At December 31, 2002, 58,445,288 shares of class B common stock remain outstanding.

     In September 2001, a previous owner of Bright PCS gifted 26,646 shares of the Company's class B common stock. This transaction resulted in the conversion of the class B shares into 26,646 shares of the Company's class A common stock.

NOTE 17 - SPRINT PCS WARRANTS

     The Company agreed to grant to Sprint warrants to acquire 2,510,460 shares of class A common stock in exchange for the right to service PCS markets in additional areas. By September 30, 2000, Sprint had substantially completed its obligations under the agreement and the Company completed the required purchase of certain Sprint assets. The Company valued the warrants and recorded an intangible asset of approximately $13,356,000 (based on a share price of $5.88 per share, valued using the Black-Scholes pricing model using an expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years and a volatility of 95%). The intangible asset is being amortized over the remaining term of the Sprint management agreement resulting in approximately $752,000 of amortization expense per year. The warrants will be issued to Sprint at the earlier of an initial public offering of the Company's common stock or July 31, 2003.

NOTE 18 - STOCK OPTION PLANS

     In 1999, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, key employees and certain non-employees. The Plan authorizes grants of options to purchase up to 11,696,883 shares authorized but unissued common stock (7,500,000 shares of class A common stock and 4,196,883 shares of class B common stock). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and vest and become fully exercisable after four to six years from the date of grant.

     At December 31, 2002, there were 7,183,030 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2002 and 2000 was $5.02 and $4.75 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 - expected dividend yield 0%, risk-free interest rate of 5%, volatility of 95% and an expected life of 10 years; 2000 - expected dividend yield 0%, risk-free interest rate of 5.5%, volatility of 95% and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for the options granted to officers and key employees under its Plan. The Company applies SFAS No. 123 in accounting for the options granted to certain non-employees under its Plan. Pursuant to this, the Company will recognize approximately $3,057,000 in compensation expense over the exercise period of the options (through 2005). The accompanying consolidated financial statements reflect a non-cash compensation charge relating to the Plan of approximately $631,000, $709,000 and $490,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 18 - STOCK OPTION PLANS (CONTINUED)

    Stock option activity during the periods indicated is as follows:

                                                        NUMBER OF        WEIGHTED-       NUMBER OF        WEIGHTED-
                                                          CLASS A         AVERAGE          CLASS B         AVERAGE
                                                          OPTIONS     EXERCISE PRICE       OPTIONS     EXERCISE PRICE
                                                      --------------  --------------  --------------   --------------

Balance at December 31, 1999.........................            --    $         --       4,196,883     $      0.12
 Granted.............................................       116,971            5.88              --              --
 Exercised...........................................            --              --              --              --
 Forfeited...........................................            --              --              --              --
                                                       ------------    -------------    ------------   -------------
Balance at December 31, 2000.........................       116,971            5.88       4,196,883            0.12
                                                       ------------    -------------   -------------   -------------
 Granted.............................................            --              --              --              --
 Exercised...........................................            --              --              --              --
 Forfeited...........................................            --              --              --              --
                                                       ------------    -------------    ------------   -------------
Balance at December 31, 2001.........................       116,971            5.88       4,196,883            0.12
                                                       ------------    -------------   -------------   -------------
 Granted.............................................       200,000            5.60              --              --
 Exercised...........................................            --              --              --              --
 Forfeited...........................................            --              --              --              --
                                                       ------------    -------------    ------------   -------------
Balance at December 31, 2002.........................       316,971    $       5.70       4,196,883     $      0.12
                                                       ============    =============   =============   =============

     The  following  table   summarizes   information   about  employee  options
outstanding at December 31, 2002:

                                     OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     -----------------------------------------------------       ----------------------------------
                                                               WEIGHTED-
                                                                AVERAGE
                                             WEIGHTED-         REMAINING                                WEIGHTED-
RANGE OF                                      AVERAGE         CONTRACTUAL                                AVERAGE
EXERCISE PRICE             NUMBER         EXERCISE PRICE         LIFE                  NUMBER        EXERCISE PRICE
-------------------  ----------------   ----------------------------------       ----------------  ----------------
  $      0.12(1)            4,196,883   $           0.12              5.88              2,804,648  $           0.12
  5.60 - 5.88(2)              316,971               5.70              8.58                 51,175              5.88
                     ----------------   ----------------  ----------------       ----------------  ----------------
                            4,513,854   $           0.51              6.07              2,855,823  $           0.22
                     ================   ================  ================       ================  ================

(1)      class B common stock
(2)      class A common stock

NOTE 19 - DISCONTINUED OPERATIONS

     Effective April 1, 2000, the Company transferred its Internet, long distance and other businesses unrelated to its wireless operations to Horizon Technology (formerly United Communications, Inc.), a wholly-owned subsidiary of the Parent. Accordingly, the results of operations for these business units have been reported as discontinued operations. At December 31, 2000, the Company had an interest bearing note receivable of approximately $700,000 from Horizon Technology which was repaid during 2001.

     Operating results for the year ended December 31, 2000 for these businesses are as follows:

                                                                    2000
                                                              --------------
Total revenue..........................................       $   1,046,313
Operating income before income taxes...................             214,008

Earnings before income taxes...........................             214,008
Income tax expense.....................................             (72,763)
                                                              --------------
Net income from discontinued operations................       $     141,245
                                                              ==============

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 20 - EXTRAORDINARY LOSS

     As a result of the September 26, 2000, financings described in Note 11, the Company retired long-term debt payable to financial institutions. As a result of these early debt extinguishments, the Company expensed the unamortized portion of the related financing costs as well as fees associated with the debt extinguishments. These fees and expenses amounted to approximately $748,000 during 2000 and are shown on the consolidated statements of operations net of a tax benefit of approximately $262,000.

NOTE 21 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimates of fair value required under SFAS No. 107 require the application of broad assumptions and estimates. Accordingly, any actual exchange of such financial instruments could occur at values significantly different from the amounts disclosed. As cash and cash equivalents, current receivables, current payables and certain other short-term financial instruments are all short term in nature, their carrying amounts approximate fair value. The carrying values of restricted cash approximate fair value as the investment funds are short-term. The Company's secured credit facility is based on market-driven rates and, therefore, its carrying value approximates fair value. The fair values of the senior and discount notes, set forth below, were based on market rates for the Company's notes.

                                                                  RECORDED
                                              FAIR VALUE            VALUE
                                         ----------------   ---------------
December 31, 2002...................     $     18,100,000   $   361,284,349
December 31, 2001...................          316,600,000       334,055,642

     In the first quarter of 2001, the Company entered into a two-year interest rate swap, effectively fixing $25,000,000 of a term loan under the secured credit facility (Note 11) at a rate of 9.4%. In the third quarter of 2001, the Company entered into a two-year interest rate swap, effectively fixing the remaining $25,000,000 borrowed under the secured credit facility at 7.65%. The swaps have been designated as a hedge of a portion of the future variable interest cash flows expected to be paid under the secured credit facility borrowings. A gain of approximately $443,000 was recorded in other comprehensive income during the year ended December 31, 2002. The Company also recognized a loss of approximately $49,000 and $176,000, as interest income and other and other in the statement of operations during 2002 and 2001, respectively, related to the ineffectiveness of the hedge. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. The Company has recorded a liability in accrued liabilities in the accompanying consolidated balance sheet of approximately $619,000 at December 31, 2002, related to the swaps. These mature in 2003.

NOTE 22 - RELATED PARTIES

     The Company has non-interest bearing receivables from and payables to other subsidiaries of the Parent related to advances made to and received from or for services received from those affiliated companies. As a result of the sale of convertible preferred stock (Note 15), the Company is not able to participate in the tax-sharing agreement discussed in Note 12. At December 31, 2001, the Company had a net receivable from the Parent for Federal income taxes. During 2002, the Company received payment from the Parent for this receivable. The balances due to and due from related parties as of December 31, 2002 and 2001, are as follows:

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of December 31, 2002 and 2001,
And for the Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 22 - RELATED PARTIES (CONTINUED)


                                                               DECEMBER 31,       DECEMBER 31,
                                                                   2002               2001
                                                             ---------------  -----------------
Receivable from affiliates............................       $        8,497   $       100,437
Receivable from Parent................................                   --           483,785

     During 2002, 2001 and 2000, affiliated companies provided the Company management, supervision and administrative services including financial, regulatory, human resource and other administrative and support services. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The cost of the management services, excluding amounts allocated to discontinued operations, for the years ended December 31, 2002, 2001, and 2000 was approximately $5,244,000, $6,217,000, and $4,444,000, respectively.

NOTE 23 - SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

    The quarterly results of operations for the years ended December, 31 2002 and 2001:

                                                                     FOR THE THREE MONTHS ENDED
                                                    -----------------------------------------------------------
                                                     MARCH 31           JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                    -------------   -------------   -------------   -------------
                                                            (Dollars in thousands, except per share data)
Fiscal Year 2002:
----------------
  Total revenues................................     $    48,210    $     51,814     $    56,061     $    59,953
  Operating loss................................         (24,755)        (28,215)        (25,142)        (41,224)
  Impairment of goodwill and impact of
    acquisition-related deferred taxes..........              --              --              --         (13,222)
  Net loss available to common shareholders.....         (39,607)        (45,526)        (43,318)        (60,253)
  Basic and diluted net loss per share available
    to common shareholders......................     $     (0.68)   $      (0.78)    $     (0.74)    $     (1.03)

Fiscal Year 2001:
----------------
  Total revenues................................     $    19,254    $     24,771     $    35,204     $    44,075
  Operating loss................................         (16,194)        (21,739)        (23,271)        (29,507)
  Net loss available to common shareholders.....         (22,094)        (30,004)        (31,503)        (40,811)
  Basic and diluted net loss per share available
   to common shareholders.......................     $     (0.38)   $      (0.51)    $     (0.54)    $     (0.70)


1589938