Form 10-Q
period 2003-03-31
HORIZON PCS INC
filed 2003-05-14
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission file number: 333-51240

                                HORIZON PCS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  31-1707839
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


          68 EAST MAIN STREET
           CHILLICOTHE, OHIO                                 45601-0480
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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

As of April 30, 2003, there were 26,846 shares of class A common stock and 58,445,288 shares of class B common stock outstanding.

                                   HORIZON PCS
                                    FORM 10-Q
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS
                                                                                                            Page
PART I FINANCIAL INFORMATION

       ITEM 1.    Financial Statements.........................................................................1

       ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......14

       ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk..................................25

       ITEM 4.    Controls and Procedures.....................................................................26

PART II OTHER INFORMATION

       ITEM 1.    Legal Proceedings...........................................................................27

       ITEM 2.    Changes in Securities and Use of Proceeds...................................................27

       ITEM 3.    Defaults Upon Senior Securities.............................................................27

       ITEM 4.    Submission of Matters to a Vote of Security Holders.........................................27

       ITEM 5.    Other Information...........................................................................27

       ITEM 6.    Exhibits and Reports on Form 8-K............................................................42


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

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PCS, INC.

Consolidated Balance Sheets
As of March 31, 2003, and December 31, 2002
--------------------------------------------------------------------------------

                                                                                   March 31,       December 31,
                                                                                     2003              2002
                                                                               ---------------   ---------------
                                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents  (includes $11,000,000 and $55,000,000 on deposit at March 31, 2003 and December 31, 2002, respectively,
    in accordance with covenant amendment in 2002)............................  $   69,317,934   $    86,137,284
  Restricted cash.............................................................      24,063,259        24,063,259
  Accounts receivable-- subscriber, less allowance for doubtful accounts of approximately $1,922,000 and $2,308,000 at March 31, 2003 and
    December 31, 2002, respectively...........................................      21,173,469        19,524,527
  Receivable from affiliate and Parent........................................         806,284             8,497
  Equipment inventory.........................................................       2,715,918         4,082,795
  Prepaid expenses and other current assets...................................       4,232,465         2,671,458
                                                                               ---------------   ---------------
        Total current assets..................................................     122,309,329       136,487,820
                                                                               ---------------   ---------------

OTHER ASSETS:
  Intangible asset-- Sprint PCS licenses, net of amortization.................      39,766,368        40,381,201
  Debt issuance costs, net of amortization....................................      19,255,638        19,995,818
  Deferred activation expense and other assets................................       6,228,967         6,723,827
                                                                               ---------------   ---------------
        Total other assets....................................................      65,250,973        67,100,846
                                                                               ---------------   ---------------

PROPERTY AND EQUIPMENT, NET...................................................     231,207,416       239,536,593
                                                                               ---------------   ---------------

            Total assets......................................................  $  418,767,718   $   443,125,259
                                                                               ===============   ===============



(Continued on next page)

HORIZON PCS, INC.

As of March 31, 2003, and December 31, 2002
--------------------------------------------------------------------------------

                                                                                   March 31,       December 31,
                                                                                     2003              2002
                                                                               ----------------  ----------------
                                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable............................................................ $    21,537,167   $    23,280,465
  Accrued liabilities.........................................................      12,036,260         6,903,055
  Accrued real estate and personal property taxes.............................       3,604,348         3,438,037
  Payable to Sprint PCS.......................................................      13,601,094         9,910,262
  Deferred service revenue....................................................       5,970,738         5,308,457
                                                                               ----------------  ----------------
        Total current liabilities.............................................      56,749,607        48,840,276
                                                                               ----------------  ----------------

OTHER LONG-TERM LIABILITIES:
  Long-term debt..............................................................     523,559,698       516,284,349
  Other long-term liabilities.................................................       8,229,202         8,319,206
  Deferred activation revenue.................................................       5,350,674         6,092,645
  Deferred taxes..............................................................       6,030,935         6,030,935
                                                                               ----------------  ----------------
        Total other long-term liabilities.....................................     543,170,509       536,727,135
                                                                               ----------------  ----------------
          Total liabilities...................................................     599,920,116       585,567,411
                                                                               ----------------  ----------------

COMMITMENTS AND CONTINGENCIES (Note 7)

CONVERTIBLE PREFERRED STOCK...................................................     160,174,311       157,105,236

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 10,000,000 shares authorized, none issued
    or outstanding, at $0.0001 par value......................................              --                --
  Common stock-- class A, 300,000,000 shares authorized,
    26,846 issued and outstanding on March 31, 2003, and 26,646 issued
    and outstanding on December 31, 2002, at $0.0001 par value................               3                 3
  Common stock-- class B, 75,000,000 shares authorized,
    58,458,354 issued and 58,445,288 outstanding, at $0.0001 par value........           5,846             5,846
  Treasury stock-- class B, 13,066 shares, at $8.50 per share.................        (111,061)         (111,061)
  Accumulated other comprehensive income (loss)...............................         (60,668)         (394,575)
  Additional paid-in capital..................................................      91,852,141        91,852,117
  Deferred stock option compensation..........................................        (730,837)         (885,747)
  Retained deficit............................................................    (432,282,133)     (390,013,971)
                                                                               ----------------  ----------------
          Total stockholders' equity (deficit)................................    (341,326,709)     (299,547,388)
                                                                               ----------------  ----------------
            Total liabilities and stockholders' equity (deficit).............. $   418,767,718   $   443,125,259
                                                                               ================  ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements


HORIZON PCS, INC.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                      2003              2002
                                                                               ----------------  ----------------
OPERATING REVENUES:
  Subscriber revenues.....................................................     $    43,578,954   $    35,015,205
  Roaming revenues........................................................          13,797,873        10,819,288
  Equipment revenues......................................................           1,818,096         2,375,289
                                                                               ----------------  ----------------
         Total operating revenues.........................................          59,194,923        48,209,782
                                                                               ----------------  ----------------

OPERATING EXPENSES:
  Cost of service (exclusive of items shown below)........................          43,795,933        35,750,809
  Cost of equipment.......................................................           5,754,769         4,919,595
  Selling and marketing...................................................          12,440,784        14,707,221
  General and administrative (exclusive of items shown below).............           9,156,188         9,175,049
  Non-cash compensation...................................................             154,910           177,237
  Depreciation and amortization...........................................          10,860,686         7,949,631
  Loss on disposal of property and equipment..............................             257,376           285,738
                                                                               ----------------  ----------------
         Total operating expenses.........................................          82,420,646        72,965,280
                                                                               ----------------  ----------------

OPERATING LOSS............................................................         (23,225,723)      (24,755,498)

Interest income and other, net............................................             300,112           743,636
Interest expense, net of capitalized interest.............................         (16,273,442)      (12,738,408)
                                                                               ----------------  ----------------

LOSS ON OPERATIONS BEFORE INCOME TAXES....................................         (39,199,053)      (36,750,270)

INCOME TAX EXPENSE........................................................                  --                --
                                                                               ----------------  ----------------

NET LOSS..................................................................         (39,199,053)      (36,750,270)

PREFERRED STOCK DIVIDEND..................................................          (3,069,109)       (2,856,369)
                                                                               ----------------  ----------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS.................................     $   (42,268,162)  $   (39,606,639)
                                                                               ================  ================

Basic and diluted net loss per share available to common stockholders.....     $         (0.72)  $         (0.68)
                                                                               ================  ================

Weighted-average common shares outstanding................................          58,472,055        58,471,934
                                                                               ================  ================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                      2003              2002
                                                                               ----------------  ----------------

NET LOSS..................................................................     $   (39,199,053)  $   (36,750,270)

OTHER COMPREHENSIVE INCOME (LOSS):
  Net unrealized gain on hedging activities...............................             333,907           389,943
                                                                               ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)...............................................     $   (38,865,146)  $   (36,360,327)
                                                                               ================  ================




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                      2003              2002
                                                                               ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................................     $   (39,199,053)  $   (36,750,270)
                                                                               ----------------  ----------------
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................          10,860,686         7,949,631
  Non-cash compensation expense...........................................             154,910           177,237
  Non-cash interest expense...............................................           7,803,680         6,118,482
  Bad debt expense........................................................           1,423,331         3,511,642
  Loss on hedging activities..............................................                  --            34,103
  Loss on disposal of property and equipment..............................             257,376           285,738
  Change in:
    Accounts receivable...................................................          (3,072,273)       (6,534,699)
    Equipment inventory...................................................           1,366,877         2,043,052
    Prepaid expenses and other current assets.............................          (1,561,007)       (1,830,524)
    Accounts payable......................................................          (1,743,298)        2,966,259
    Payable to Sprint.....................................................           3,690,832         6,648,003
    Accrued liabilities and deferred service revenue......................           5,961,797         4,046,988
    Receivable/payable from affiliates and Parent.........................            (797,787)          484,771
    Other assets and liabilities, net.....................................             243,868           129,672
                                                                               ----------------  ----------------
    Total adjustments.....................................................          24,588,992        26,030,355
                                                                               ----------------  ----------------
      Net cash used in operating activities...............................         (14,610,061)      (10,719,915)
                                                                               ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...............................................          (2,209,313)      (23,438,012)
  Proceeds from sale of property and equipment............................                  --         1,253,182
                                                                               ----------------  ----------------
      Net cash used in investing activities...............................          (2,209,313)      (22,184,830)
                                                                               ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITES:
  Exercise of stock options...............................................                  24                --
  Proceeds from borrowings on long-term debt..............................                  --       105,000,000
                                                                               ----------------  ----------------
      Net cash provided by financing activities...........................                  24       105,000,000
                                                                               ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................         (16,819,350)       72,095,255
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................          86,137,284       123,775,562
                                                                               ----------------  ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................      $   69,317,934   $   195,870,817
                                                                               ================  ================


HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - GENERAL

     The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002, which includes information and disclosures not presented herein.

NOTE 2 - LIQUIDITY

     As of March 31, 2003, the Company was in compliance with its covenants with regard to all outstanding debt. However, the Company believes that it is probable that it will violate one or more covenants under the secured credit facility in 2003. The failure to comply with a covenant would be an event of default under the secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the amounts due under the facility, this would also represent a default under the indentures for the senior notes and discount notes (Note 6). As noted in our 10-K filing dated March 31, 2003, at December 31, 2002, our independent auditors' report states these matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Note 4 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, describes the Company's significant accounting policies in greater detail than presented herein.

BASIS OF PRESENTATION

     The accompanying unaudited quarterly consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include the accounts of the Company and its wholly-owned subsidiaries, HPC and Bright PCS. All material intercompany transactions and balances have been eliminated. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RESTRICTED CASH

     In connection with the Company's December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 6), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. During 2002, the Company paid approximately $24,596,000 representing the first two installments. The remaining two interest payments have been classified as short-term and are scheduled to be paid in June and December of 2003.

EQUIPMENT INVENTORY

     Equipment   inventory   consists  of  handsets  and  related   accessories.
Inventories are carried at the lower of cost (determined by the weighted average method) or market (replacement cost).

PROPERTY AND EQUIPMENT

     Property and equipment, including improvements that extend useful lives, are stated at cost (Note 5), while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll and related benefits and interest capitalized during construction.

     The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." The Company capitalized interest of approximately $463,000 and $2,090,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company capitalized labor costs of approximately $33,000 and $1,282,000 for the three months ended March 31, 2003 and 2002, respectively.

REVENUE RECOGNITION

     The Company records equipment revenue from the sale of handsets and accessories to subscribers in its retail stores and to local distributors in its territories upon delivery. The Company does not record equipment revenue on handsets and accessories sold by national third-party retailers or directly by Sprint to subscribers in our territory. After the handset has been purchased, the subscriber purchases a service package, revenue from which is recognized monthly as service is provided and is included in subscriber revenue, net of credits related to the billed revenue. The Company believes the equipment revenue and related cost of equipment associated with the sale of wireless handsets and accessories is a separate earnings process from the sale of wireless services to subscribers. For industry competitive reasons, the Company sells wireless handsets at a loss. Because such arrangements do not require a customer to subscribe to the Company's wireless services and because the Company sells wireless handsets to existing customers at a loss, the Company accounts for these transactions separately from agreements to provide customers wireless service.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company's revenue recognition policy is consistent with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers (currently estimated to be 24 months) that are assessed an activation fee.

    A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in the Company's territory, is accrued as services are provided and remitted to Sprint and recorded as general and administrative expense. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in the Company's territory are not subject to the 8% management fee.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest income and other.

    The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities." These statements require an entity to recognize all derivative and hedging activities as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company uses interest rate swaps, designated as cash flow hedges, to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest income and other. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings. Outstanding temporary gains and losses are netted together and shown as either a component of other assets or accrued liabilities.

STOCK-BASED COMPENSATION

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                             2003                2002
                                                                     ------------------   -----------------
Net loss available to common stockholders, as reported............     $   (42,268,162)    $   (39,606,639)
Add: Stock-based employee compensation expense included in
  reported net loss...............................................             154,910             177,237
Deduct: Total stock-based employee compensation expense
  determined under fair value base method for all awards,
  net of related tax effects......................................            (197,258)           (287,666)
                                                                     ------------------   -----------------
 Pro Forma net loss available to common stockholders..............     $   (42,310,510)    $   (39,717,068)
                                                                     ==================   =================

Basic and diluted loss per share available to common
  stockholders - as reported......................................     $         (0.72     $         (0.68)
                                                                     ==================   =================
Basic and diluted loss per share available to common
  stockholders - pro forma........................................     $         (0.72     $         (0.68)
                                                                     ==================   =================


NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share available to common stockholders is computed by dividing net loss available to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculations since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for all periods presented. There are three items that could potentially dilute basic earnings per share in the future. These items include common stock options, stock purchase warrants and convertible preferred stock. These items will be included in the diluted earnings per share calculation when dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company adopted this statement effective January 1, 2003 (see Note 5).

     In 2002, the FASB's Emerging Issues Task Force, ("EITF"), reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company is still evaluating the impact this guidance might have on its financial position, results of operations and cash flows. The Company will adopt the guidance in Issue 00-21 as of July 1, 2003.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2003 presentation.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at:


                                                                        March 31,       December 31,
                                                                          2003              2002
                                                                    ----------------  ----------------
Network assets...................................................   $   208,364,586   $   196,548,216
Switching equipment..............................................        62,584,893        63,294,413
Furniture, vehicles and office equipment.........................        10,493,868        10,348,364
Land.............................................................           966,689           966,689
                                                                    ----------------  ----------------
    Property and equipment in service, cost......................       282,410,036       271,157,682
Accumulated depreciation.........................................       (54,789,901)      (46,273,707)
                                                                    ----------------  ----------------
        Property and equipment in service, net...................       227,620,135       224,883,975
Construction work in progress....................................         3,587,281        14,652,618
                                                                    ----------------  ----------------
            Total property and equipment, net....................   $   231,207,416   $   239,536,593
                                                                    ================  ================

     During the three months ended March 31, 2003, the Company incurred a loss of approximately $257,000 related to closing of two of our retail stores and a planned store that never opened. During the three months ended March 31, 2002, the Company retired certain network assets and replaced them with equipment to upgrade the network resulting in a loss of approximately $286,000.

     During the three months ended March 31, 2003, the Company recorded a liability of $22,600 and a cumulative change in accounting principle of $9,570 related to the adoption SFAS No. 143 for potential costs associated with certain asset retirement obligations. The cumulative change in accounting principle is included in "interest income and other, net" on the accompanying statement of operations.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 6 - LONG-TERM DEBT

     The components of long-term debt outstanding are as follows:


                                            Interest Rate at         March 31,      December 31,
                                             March 31, 2003            2003             2002
                                            ----------------     ---------------- ----------------
Senior notes...........................          14.00%          $   295,000,000  $   295,000,000
Discount notes ........................          13.75%              175,000,000      175,000,000
Secured credit facility - term loan A..           5.40%              105,000,000      105,000,000
Secured credit facility - term loan B..           5.86%               50,000,000       50,000,000
                                                                 ---------------- ----------------
Long-term debt, face value.............                              625,000,000      625,000,000
Less: unaccreted interest portion of
  discount notes.......................                             (101,440,302)    (108,715,651)
                                                                 ---------------- ----------------
    Total long-term debt...............                          $   523,559,698  $   516,284,349
                                                                 ================ ================


     Horizon PCS' secured credit facility includes financial covenants including restrictions on the Company's ability to draw on the $95.0 million line of credit and deposit requirements on the $105.0 million term loan A. These amounts are summarized below:

    The following table details the maximum amount available to be borrowed on the line of credit for the period then ended (subject to other restrictions in the secured credit facility):
                                                               Maximum amount
                                                               available to be
                                                                  borrowed
                                                               ---------------
          March 31, 2003................................                 --
          June 30, 2003.................................        $  16,000,000
          September 30, 2003............................           26,000,000
          December 31, 2003.............................           33,000,000
          March 31, 2004................................           52,000,000
          April 1, 2004.................................           95,000,000

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:

                                                               Deposit balance
                                                                 requirement
                                                               ---------------
          February 16, 2003, through March 31, 2003.....       $  11,000,000
          April 1, 2003, through May 15, 2003...........           5,500,000

     As of March 31, 2003, the Company was in compliance with the covenants under the agreements for the senior credit facility, therefore, the Company's indebtedness was classified as long-term. However as described in Note 2, the Company believes it is probable that the Company will violate one or more of its covenants during 2003. If the Company violates a covenant, is declared to be in default of the credit agreement, then this indebtedness will be reclassified to current liabilities. In addition, if the lenders accelerate the indebtedness under the senior credit facility, this would cause a default under the Company's other notes, in which case the balance of the notes would be reclassified as short-term.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Recently, Sprint increased service fees in connection with its development of 3G-related back-office systems and platforms. The Company, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur additional expenses. As of March 31, 2003, the Company has not recorded or paid amounts billed by Sprint for 3G development costs of approximately $813,000.

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, the Company has tower lease agreements with third parties whereby the Company leases towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods. In addition, the Company receives a site development fee from a tower lessor for certain tower sites which the lessor constructs on behalf of the Company.

     The Company also leases space for its retail stores. At March 31, 2003, the Company leased 43 stores, operating throughout its territories.

LEGAL MATTERS

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company's results of operations or financial condition.

GUARANTEES

     The discount notes and senior notes are guaranteed by the Company's existing subsidiaries, HPC and Bright PCS, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors.

STORE CLOSINGS

     During the first quarter of 2003 the Company closed two retail stores. In conjunction with these closing, we recorded a liability and corresponding lease expense of approximately $97,000 representing the net present value of the remaining lease obligations, net of the anticipated sublease revenues.

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

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2003, and December 31, 2002,
And for the Three Months Ended March 31, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by the Company through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by the Company's subscribers. The Company incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments for the full year ended December 31, 2003 is $38,600,000. Total costs recorded, for both fixed and variable charges incurred by the NTELOS agreement, were approximately $9.7 million and $6.7 million for the three months ended March 31, 2003 and 2002, respectively and approximately $33,036,000, for the year ended December 31, 2002.

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

ASSET RETIREMENT OBLIGATION

     The Company owns three of the towers within its wireless network. Under the provisions of SFAS No. 143, which the Company adopted on January 1, 2003, a liability and a corresponding asset in the amount of approximately $23,000 were recorded on January 1, 2003 for the legal obligation the Company has to remove these towers and make necessary improvements to bring the site to its original condition at the end of the land lease term. A one-time charge of approximately $10,000 for the cumulative change in accounting policy is included in "Interest income and other, net" for the period ended March 31, 2003. The balance of the asset will be depreciated over the remaining lives of the land leases associated with the towers.

NOTE 8 - RELATED PARTIES

     The Company has non-interest-bearing receivables from affiliate companies (other subsidiaries of the Parent) related to advances made to and services received from these affiliated companies. At March 31, 2003, the Company had a receivable from the affiliates related to prepayments. The balances due from related parties as of March 31, 2003, and December 31, 2002, are as follows:


                                                 March 31,        December 31,
                                                   2003               2002
                                            ---------------   ----------------
Receivable from affiliates..............      $    806,284     $      8,497


     During the three months ended March 31, 2003 and 2002, affiliated companies provided the Company administrative services including financial, regulatory, human resource and other support services. These services are provided under agreements that have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The cost of the management services for the three months ended March 31, 2003 and 2002, were approximately $1,397,000 and $1,420,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation, the statements under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "ITEM 5. Other Information" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Item 5.Other Information" for further information regarding several of the risks and uncertainties.

KEY METRICS

     The following discussion details key operating metrics and focuses on the details of our financial performance over the three months ended March 31, 2003 compared to three months ended March 31, 2002.

     The Company provides certain financial measures that are calculated in accordance with accounting principles generally accepted in the Unites State ("GAAP") and adjustments to GAAP ("non-GAAP") to assess the company's financial performance. In addition, the Company uses certain non-financial terms, such as churn, which are metrics used in the wireless communications industry and are not measures of financial performance under GAAP. The non-GAAP financial measures reflect standard measures of liquidity, profitability or performance and the non-financial metrics reflect industry conventions, both of which are commonly used by the investment community for comparability purposes. The non-GAAP financial measures should be considered in addition to, not as substitutes for, the information prepared in accordance with GAAP.

     Customer Additions. As of March 31, 2003, we provided personal communication service directly to approximately 294,900 customers. For the three months ended March 31, 2003 and 2002, Horizon PCS net subscribers increased by approximately 24,000 and 28,600 customers, respectively. Gross activations during the first quarter of 2003 were 2% higher than the same period in 2002 due in part to launching of additional markets. Gross activations were offset by an increase in the number of deactivations resulting in overall lower net customer additions for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Our subscriber base at March 31, 2003 consists of approximately 73% prime credit class customers compared to approximately 74% at December 31, 2002. We have focused our efforts on adding better quality customers in an effort to reduce churn and lower our bad debt exposure.

     Cost Per Gross Addition. CPGA summarizes the average cost to acquire new subscribers during the period. CPGA is the income statement components of selling and marketing and cost of equipment (net of equipment revenue), divided by the total new subscribers acquired during the period. CPGA was $319 for the three months ended March 31, 2003, compared to $342 for the three months ended March 31, 2002. This decrease is primarily the result of reductions in marketing and advertising expenditures in 2003 compared to 2002.

     Cash Cost Per User CCPU is the cash costs per period to operate the business on a per user basis consisting of cost of service and general and administrative expenses, divided by the average subscribers for the period and divided by the number of months in the period. CCPU was $63 for the three months ended March 31, 2003, compared to $72 for the three months ended March 31, 2002. This decrease is primarily the result of an increase in our subscriber base.

     Churn. Churn is the monthly rate of customer turnover that results from both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Quarterly churn is an average of the three months in the quarter. Churn for the three months ended March 31, 2003, was 2.9% compared to 3.2% for the three months ended March 31, 2002. This decrease in churn is a result of our efforts to increase the credit quality of our subscriber base. We believe that it is likely that churn will remain at or, should our churn reduction initiatives prove successful, slightly below this level during 2003.

     Average Revenue Per Unit. ARPU summarizes the average monthly revenue per customer. ARPU is computed by dividing service revenue and roaming revenues for the period by the average subscribers for the period, and dividing by the number of months in the period.

     The following summarizes the components of ARPU for the three months ended March 31:

                                                        2003           2002
                                                   -------------   -------------
       Service revenues
          Recurring............................     $      39       $      40
          Minute sensitive.....................             9              12
          Features and other...................             4               4
                                                   -------------   -------------
            Total service revenues.............            52              56
                                                   -------------   -------------

       Roaming revenues........................            16              18
                                                   -------------   -------------
              ARPU.............................     $      68       $      74
                                                   -------------   -------------

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

     The reduction in the reciprocal roaming rate between Sprint and its PCS affiliates has caused a decline in the roaming ARPU. The Sprint PCS reciprocal roaming rate decreased to $0.058 per minute on January 1, 2003, compared to $0.10 during the first quarter of 2002. This rate decrease lowered revenue from the reciprocal roaming with Sprint and its PCS affiliates by approximately 32% in 2003.

     The following tables reconcile the non-GAAP financial measures discussed above for the three months ended March 31.


        Cost Per Gross Add (CPGA)                      2003             2002
                                                  --------------   --------------
           Selling and marketing..............    $ 12,440,784     $  14,707,221
           Cost of equipment..................       5,754,769         4,919,595
           Equipment revenues.................      (1,818,096)       (2,375,289)
                                                  --------------   --------------
             Total cost of gross additions....    $ 16,377,457     $  17,251,527
                                                  --------------   --------------

        Gross additions.......................          51,290            50,373

           CPGA...............................    $        319     $         342




        Cash Cost Per User (CCPU)                     2003              2002
                                                  -------------    --------------
           Cost of service....................    $ 43,795,933     $  35,750,809
           General and administrative.........       9,156,189         9,175,049
                                                  -------------    --------------
             Total cash costs.................    $ 52,952,122     $  44,925,858
                                                  -------------    --------------

        Average subscribers...................         282,348           206,725

             CCPU ............................    $         63     $          72



        Average Revenue Per User (ARPU)               2003              2002
                                                  -------------    --------------
           Subscriber revenues................    $ 43,578,954     $  35,015,205
           Roaming revenues...................      13,797,873        10,819,288
                                                  -------------    --------------
             Total subscriber revenues........    $ 57,376,827     $  45,834,493
                                                  -------------    --------------

        Average subscribers...................         282,348           206,725

           ARPU                                   $         68     $          74



RESULTS OF OPERATIONS

     Revenues. The following table sets forth a breakdown of our revenues by type for the three months ended March 31:

        (Dollars in thousands)                 2003                 2002
                                        -------------------  -------------------
                                           Amount       %      Amount        %
                                        ----------  -------  ----------  -------
        Subscriber revenues             $   43,579      74%  $   35,015      73%
        Roaming revenues                    13,798      23%      10,819      22%
        Equipment revenues                   1,818       3%       2,376       5%
                                        ----------  -------  ----------  -------
        Total revenues                  $   59,195     100%  $   48,210     100%
                                        ==========  =======  ==========  =======

     Subscriber revenues. Subscriber revenues for the three months ended March 31, 2003, were approximately $43.6 million, compared to approximately $35.0 million for the three months ended March 31, 2002, an increase of approximately $8.6 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We managed approximately 294,900 customers at March 31, 2003, compared to approximately 222,700 at March 31, 2002. The growth in subscriber revenue was reduced by decreases in ARPU resulting from lower minute sensitive and monthly recurring fees.

     Roaming  revenues.  Roaming  revenues  increased from  approximately  $10.8 million during the three months ended March 31, 2002, to approximately $13.8 million for the three months ended March 31, 2002, an increase of approximately $3.0 million. This increase resulted from launching additional markets over the past year as well as expanding roaming agreements with wireless carriers, offset by the decrease in the reciprocal roaming rate described above.

     Equipment revenues. Equipment revenues for the three months ended March 31, 2003, were approximately $1.8 million, compared to approximately $2.4 million for the three months ended March 31, 2002, representing a decrease of approximately $600,000. The decrease is attributable to a decline in the sales price of handsets as the average sales price, net of discounts and rebates, decreased to $59 for the three months ended March 31, 2003, from $129 for the same period in 2002, partially offset by an increase in the number of handsets sold.

     Cost of service. Cost of service for the three months ended March 31, 2003, was approximately $43.8 million, compared to approximately $35.8 million for the three months ended March 31, 2002, an increase of approximately $8.0 million. This increase reflects an increase in roaming expense and long distance charges of approximately $1.7 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $3.0 million, both as a result of our subscriber growth during 2002 and the first quarter of 2003. Additionally, at March 31, 2002, our network covered approximately 7.2 million people. At March 31, 2003, our network covered approximately 7.4 million people. As a result, cost of service in 2003 was higher than 2002 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $1.4 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $1.2 million and other variable expenses, including increased switching and national platform expenses of approximately $700,000.

     Cost of equipment. Cost of equipment for the three months ended March 31, 2003, was approximately $5.8 million, compared to approximately $4.9 million for the three months ended March 31, 2002, an increase of approximately $900,000. The increase in the cost of equipment is the result of the growth in our wireless customers. We sold approximately 31,000 handsets through our direct sales channels during the three months ended March 31, 2003, compared to approximately 18,000 during the same period in 2002. This was partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future.

     Selling and marketing expenses. Selling and marketing expenses decreased to approximately $12.4 million for the three months ended March 31, 2003, compared to approximately $14.7 million for the three months ended March 31, 2002, a decrease of approximately $2.3 million. This decrease includes a reduction to marketing and advertising in our sales territory of approximately $600,000, the decrease in subsidies and rebates on handsets sold by third parties of approximately $1.0 million and the decrease in commissions paid to third parties of approximately $700,000. Commissions and rebates related to third party activations declined in the first quarter of 2003 due to less activations out of those channels compared to the prior year. Sales out of our retail stores were greater in 2003, thus offsetting the decline out of the other channels.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2003, were essentially flat to the same period in 2002 at approximately $9.2 million. A decrease in the provision for doubtful accounts of approximately $2.1 million was offset by an increase in the Sprint PCS management fee of approximately $900,000 and other general expenses of approximately $1.2 million. The decrease in the provision for doubtful accounts was partially due to an approximate $900,000 non-recurring credit received from Sprint related to deposits that should have offset the write off amounts provided by Sprint. We were notified of this error by Sprint during the first quarter and the cash was received subsequently thereafter, reducing our bad debt expense from 5% to approximately 3% of subscriber revenue. As we are focusing our subscriber efforts on better credit quality customers, we anticipate bad debt expense to remain at the 5% to 7% of revenue level for the second quarter.

     Non-cash compensation expense. We recorded approximately $200,000 and $200,000 for the three months ended March 31, 2003 and 2002, respectively, for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $600,000 in 2003, $200,000 in 2004, and $100,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $3.0 million to a total of approximately $10.9 million during the three months ended March 31, 2003. The increase reflects the continuing construction of our network as we funded approximately $63.1 million of capital expenditures during 2002.

     Amortization expense includes amortization of an intangible asset recorded in September 2000 related to the new markets granted to us by Sprint PCS in September 2000. Amortization expense related to this intangible asset was approximately $200,000 for the three months ended March 31, 2003 and 2002.

     Loss on sale of property and equipment. During the three months ended March 31, 2003, we incurred a loss of approximately $300,000 related to closing of two of our retail stores and a planned store that never opened.

     Interest income and other, net. Interest income and other income for the three months ended March 31, 2003, was approximately $300,000 compared to approximately $700,000 in 2002 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the first quarter of 2003 as compared to the same period in 2002 and a lower short-term interest rates.

     Interest expense, net. Interest expense for the three months ended March 31, 2003, was approximately $16.3 million, compared to approximately $12.7 million in 2002.

     At March 31, 2003, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.40%, while the interest rate on the $50.0 term loan B was 5.86%. Interest expense on the secured credit facility was $2.4 million and $1.2 million during the three months ended March 31, 2003 and 2002, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $101.4 million at March 31, 2003. Interest expense on the discount notes was approximately $7.3 million and $6.4 million during the three months ended March 31, 2003 and 2002, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the both three months ended March 31, 2003 and 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $700,000 and $600,000 during the three months ended March 31, 2003 and 2002, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $400,000 and $600,000 during the three months ended 2003 and 2002, respectively, in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended March 31, 2003 and 2002, was approximately $500,000 and $2.1 million, respectively.

     Loss on continuing operations. Our loss on continuing operations for the three months ended March 31, 2003, was approximately $39.2 million compared to approximately $36.8 million for the three months ended March 31, 2002. The increase in our loss reflects the continued expenses related to launching our markets and building our customer base. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities due to these factors.

     Preferred stock dividend. Our convertible preferred stock pays a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends are paid with additional shares of convertible preferred stock. Through May 1, 2003, we have issued an additional 5,486,298 shares of convertible preferred stock in payments of all dividends through April 30, 2003, including 1,141,206 shares on May 1, 2003.

     Other comprehensive income (loss). During 2001, we entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. The first swap expired on January 27, 2003, and the amounts effected remained unhedged. We do not expect the effect of the remaining swap to have a material impact to interest expense for the remainder of its life. Other comprehensive income of approximately $300,000 and $400,000 were recorded for the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, the Company was in compliance with its covenants with regards to its outstanding debt. However, we believe that it is probable that the Company will violate one or more covenants under its secured credit facility in 2003. The failure to comply with a covenant would be an event of default under our secured credit facility, and would give the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lenders elected to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes (see "Note 6" in the "Notes to Consolidated Financial Statements") and would give Sprint certain remedies under our Consent and Agreement with Sprint. The Company does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS's independent auditors' report dated March 4, 2003 states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company plans to take the following steps (some of which it has begun) within the next six months to achieve compliance under its debt facilities and to fund its operations:

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

     o    Consider closing or limiting service in our under performing markets.

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

     If the Company is unable to satisfactorily restructure its current debt and other contractual obligations, it would need to:

     o    obtain financing to satisfy or refinance its current obligations;

     o find a purchaser or strategic partner for the Company's business or otherwise dispose of its assets; and/or

     o    seek bankruptcy protection.

     During the first quarter of 2003, Horizon proposed a more favorable financial arrangement with Sprint PCS relating to customer related support charges and fees. After consideration, we were informed by Sprint PCS that they were not willing to make any changes to the current Affiliate fee structure at this time.

     During the first quarter of 2003, we attempted to negotiate more reasonable and favorable support charges from Sprint PCS. After consideration, we were informed by Sprint that they were not willing to make any changes to the current fee structure environment.

    Financing Overview. The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on contractual level of long-term indebtedness:


(Dollars in millions)                                    Years Ending December 31,
                                   -------------------------------------------------------------------
                                       2003         2004          2005          2006          2007      Thereafter
                                   -----------  ------------  ------------  ------------  ------------  ----------
Secured credit facility,
  due 2008.....................    $    155.0   $    146.7    $    126.5    $     99.7    $     71.6    $      --
     Variable interest rate (1)          5.55%        5.55%         5.55%         5.55%         5.55%        5.55%
     Principal payments........    $       --   $      8.3    $     20.2    $     26.8    $     28.1    $    71.6
Discount notes, due 2010 (2)...    $    217.5   $    253.1    $    283.7    $    286.1    $    288.5    $      --
     Fixed interest rate.......         14.00%       14.00%        14.00%        14.00%        14.00%       14.00%
     Principal payments........    $       --   $       --    $       --    $       --    $       --    $   295.0
Senior notes, due 2011.........    $    175.0   $    175.0    $    175.0    $    175.0    $    175.0    $      --
     Fixed interest rate.......         13.75%       13.75%        13.75%        13.75%        13.75%       13.75%
     Principal payments........    $       --   $       --    $       --    $       --    $       --    $   175.0

---------------------
(1) Interest rate on the secured credit facility equals LIBOR plus a margin that varies from 400 to 450 basis points. At March 31, 2003, $25.0 million was effectively fixed at 7.65% through an interest rate swap discussed in "ITEM 3. Quantitative and Qualitative Disclosures About Market Risk". The nominal interest rate is assumed to equal 5.55% for all periods ($50.0 million at 5.86% and $105.0 million at 5.40%).
(2) Face value of the discount notes is $295.0 million. End of year balances presented herein are net of the discount and net of the related warrant value and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     Statement of Cash Flows. At March 31, 2003, we had cash and cash equivalents of approximately $69.3 million and working capital of approximately $65.6 million. At December 31, 2002, we had cash and cash equivalents of approximately $86.1 million and working capital of approximately $87.6 million. The decrease in cash and cash equivalents of approximately $16.8 million is primarily attributable to the funding of our loss from continuing operations of approximately $39.2 million (this loss includes certain non-cash charges) and funding our capital expenditures of approximately $2.2 million during the first three months of 2003.

     Net cash used in operating activities for the three months ended March 31, 2003, was approximately $14.6 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. The net loss of approximately $39.2 million was partially offset by increases to depreciation, increases in accrued liabilities, offset by increases to accounts receivable. The Company is taking additional steps, including reviewing all phases of operations and capital expenditures, to reduce the amount of cash needed for operations.

     Net cash used in investing activities for the three months ended March 31, 2003, was approximately $2.2 million, consisting of capital expenditures to upgrade our network. We expect future capital expenditures to be much less than 2002 and similar to the first quarter of 2003 level as we focus more on the operation and maintenance of our network and less on build out and expansion.

     Debt Covenants. As of March 31, 2003, the Company is in compliance with all of the applicable covenants, as amended. However as described above, the Company believes it is probable the Company will violate one or more of the covenants during 2003.

     The following table details the maximum amount available to be borrowed on the line of credit for the period then ended (subject to other restrictions in the secured credit facility):

                                                            Maximum amount
                                                            available to be
                                                                borrowed
                                                            ----------------
          March 31, 2003............................                    --
          June 30, 2003.............................        $   16,000,000
          September 30, 2003........................            26,000,000
          December 31, 2003.........................            33,000,000
          March 31, 2004............................            52,000,000
          April 1, 2004.............................            95,000,000

     The following table details the minimum balance requirements placed on cash and cash equivalents under the amended terms of the secured credit facility:

                                                              Deposit balance
                                                                requirement
                                                             -----------------
February 16, 2003, through March 31, 2003.............       $  11,000,000
 April 1, 2003, through May 15, 2003..................           5,500,000

     Credit Ratings. At March 31, 2003, the discount notes were rated by Standard and Poors ("S&P") as "CCC+" with a negative outlook, which means an obligation "is currently vulnerable to nonpayment and is dependent upon favorable business, financial, and economic conditions for the obligor to meet its financial commitment on the obligation. In the event of adverse business, financial, or economic conditions, the obligor is not likely to have the capacity to meet its financial commitment on the obligation." At March 31, 2003, Moody's Investors Services ("Moody's") rated the notes as "C", which is Moody's lowest bond rating. The CUSIP on the discount notes is 44043UAC4.

     At March 31, 2003, the senior notes were rated by S&P as "CCC+" with a negative outlook. Moody's rated the senior notes as "C," which is Moody's lowest bond rating. The CUSIP on the senior notes is 44043UAH3.

     Funding Requirements. At March 31, 2003, we had a $95.0 million line of credit, with certain restrictions discussed above, committed under our secured credit facility. However, if we violate our debt covenants this line will not be available.

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

Other risk factors that may impact liquidity include:

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

CRITICAL ACCOUNTING POLICIES & ESTIMATES

     Going Concern. The accounts have been prepared on the basis that the company is a going concern. Due to continuing losses including the heavy losses in 2002 and the first quarter of 2003, and the Company's deficiency in net current assets and negative stockholders' equity, there are certain risks regarding the Company's ability to continue to do business in a normal manner. In the event that the Company was not able to continue as a going concern, the asset values reflected in the balance sheet would likely have to be revised or reclassified and additional liabilities could arise and the classification of liabilities could be revised. Risks which exist for the Company's status as a going concern are discussed at "Item 5 - Other Information - Risk Factors". In addition, certain creditors of the Company have potential claims against the Company. While these claims are not necessarily accepted by the Company and its attorneys, successful legal action by any of these creditors would impose severe cash requirements on the Company that could also place the Company's going concern status at risk. Further, the Company is dependent upon Sprint, NTELOS, and several other critical business partners. Should a disruption in the relationship occur with any of these organizations, the Company would struggle to replace them with alternate suppliers. Finally, due to the serious nature of the losses, the lenders to the Company are constantly reviewing their ongoing level of support to the Company. If any of the credit lines to the Company are substantially reduced, the Company will face a liquidity shortfall.

     Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. However, our historical write-off and receivables trends for our wireless customers are limited due to the recent launch of new markets. The following table provides certain statistics on our allowance for doubtful accounts receivable for the three months ended March 31:

                                                             2003        2002
                                                           ---------   --------
Provision as a % of subscriber revenue............            3%          10%
Write-offs, net of recoveries as a % of subscriber
  revenue.........................................            4%          10%
Allowance for doubtful accounts as a % of
  accounts receivable.............................            8%          10%

     During the second half of 2001 and first half of 2002, a significant number of our customer additions were under the no deposit account spending limit ("NDASL") program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during 2002 as a significant number of these customers were disconnected and written-off. Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we've focused our marketing efforts into recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 73% at March 31, 2003, up from its lowest percentage of 65% at March 31, 2002. The improvement of our subscriber base has reduced our exposure to write-offs. In addition, during the first quarter of 2003, we received approximately $900,000 for deposits Sprint had retained through August of 2002, that should have been used to offset write-offs. We applied this refund as a reduction to bad debt expense.

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

     The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company's revenue recognition policy is consistent with the current interpretations of SEC SAB No. 101, "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense is deferred and will be recorded over the average life for those customers (currently estimated to be 24 months) that are assessed an activation fee.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002, but continues to account for stock compensation costs in accordance with APB Opinion No. 25.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the accounting for gains and losses from the extinguishment of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirements of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company adopted this statement effective January 1, 2003.

     In 2002, the FASB's EITF, reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how a vendor should account for arrangements under which it will perform multiple revenue-generating activities. The guidance in this Issue is effective for revenue agreements entered into in fiscal periods beginning after June 15, 2003. The Company is still evaluating the impact this guidance might have on its financial position, results of operations and cash flows. The Company will adopt the guidance in Issue 00-21 as of July 1, 2003.

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

     In the first quarter of 2001, we entered into a two-year interest rate swap, effectively fixing $25.0 million of term loan B borrowed under the secured credit facility. This swap expired on January 27, 2003, and the amounts affected remained unhedged. In the third quarter of 2001, we entered into another two-year interest rate swap, effectively fixing the remaining $25.0 million of term loan B. The table below compares current market rates on the balance subject to the swap agreement:

          (Dollars in millions)                       At March 31, 2003
                                          --------------------------------------
                                             Balance     Market rate   Swap rate
          Swap 2...............               $25.0         5.86%        7.65%

     Since our swap interest rate is currently greater than the market interest rate on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. At March 31, 2003, the Company recorded approximately $100,000 in other comprehensive losses on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of March 31, 2003, approximately 79% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.3 million annually.

ITEM 4. CONTROLS AND PROCEEDURES

     Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days preceding the filing date of this quartely report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

     Because of our reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. These reports are provided annually to the Company and cover the Company's entire fiscal year.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During February 2003, two people holding options to acquire Horizon PCS class A common stock each exercised the vested portions of the options (100 shares each at $0.12 per share). Each was an executive officer or director. Exemption from the registration provisions of the Securities Act for the transactions was claimed under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve any public offering, the purchasers were sophisticated with access to the kind of information registration would provide and that such purchasers acquired such securities without a view towards distribution thereof. In addition, exemption form the registration provisions of the Securities Act for the transactions was claimed under Section 3(b) of the Securities Act on the basis that such securities were sold pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation and not for capital raising purposes.

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

     As a result of this situation, we have embarked on a number of initiatives to attempt to:

     o    reduce operating expenses;

     o    reduce churn;

     o    negotiate a modification in the fees we pay to Sprint;

     o negotiate or otherwise achieve a reduction in the fees we pay to NTELOS;

     o negotiate modifications to the covenants and payment terms of our senior secured facility; and

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

     WE ANTICIPATE THAT DURING 2003 WE WILL BECOME IN NON-COMPLIANCE WITH ONE OR MORE OF THE FINANCIAL COVENANTS UNDER OUR SENIOR SECURED FACILITY.

     Our secured credit facility provides for aggregate borrowings of $250.0 million of which $155.0 million was borrowed as of March 31, 2003. Horizon PCS' secured credit facility includes financial covenants that must be met each quarter.

     We anticipate that, during 2003, we will become non-compliant with one or more of the financial covenants under our senior secured facility. If we do so, we will not have the right to borrow under our revolving line of credit. In addition, the banks would have the right to accelerate the indebtedness under the senior secured facility and to pursue remedies. In the event that the lenders under the senior secured facility accelerate our indebtedness, such an acceleration would cause an event of default under the indentures for our senior discount notes and our senior notes.

     OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of March 31, 2003, our total debt outstanding was $625.0 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at March 31, 2003, net of a discount of approximately $101.4 million).

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

     OUR REVENUES MAY BE LESS THAN WE ANTICIPATE WHICH COULD MATERIALLY ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Revenue growth is primarily dependent on the size of our subscriber base, average monthly revenues per user and roaming revenue. During the year ended December 31, 2002, we experienced slower net subscriber growth rates than planned, which we believe is due in large part to increased churn, declining rates of wireless subscriber growth in general, the re-imposition of deposits for most sub-prime credit subscribers during the last half of the year, the current economic slowdown and increased competition. Other carriers also have reported slower subscriber growth rates compared to prior periods. We have seen a continuation of competitive pressures in the wireless telecommunications market causing some major carriers to offer plans with increasingly large bundles of minutes of use at lower prices which may compete with the calling plans we offer, including the Sprint calling plans we support. Increased price competition may lead to lower average monthly revenues per user than we anticipate. In addition, the lower reciprocal roaming rate that Sprint has announced for 2003 will reduce our roaming revenue, which may not be offset by the reduction in our roaming expense. If our revenues are less than we anticipate, it could materially adversely affect our liquidity, financial condition and results of operation

     WE ARE DEPENDENT UPON SPRINT'S BACK OFFICE SERVICES AND ITS THIRD-PARTY VENDORS' BACK OFFICE SYSTEMS. PROBLEMS WITH THESE SYSTEMS, OR TERMINATION OF THESE ARRANGEMENTS, COULD DISRUPT OUR BUSINESS AND POSSIBLY INCREASE OUR COSTS.

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

     WE MAY NOT RECEIVE AS MUCH SPRINT PCS ROAMING REVENUE AS WE ANTICIPATE AND OUR NON-SPRINT PCS ROAMING REVENUE IS LIKELY TO BE LOW.

     We are paid a fee from Sprint or a PCS affiliate of Sprint for every minute that a Sprint PCS subscriber based outside of our territory uses our network. Similarly, we pay a fee to Sprint PCS or a PCS affiliate of Sprint for every minute that our customers use the Sprint PCS network outside our territory. Our customers may use the Sprint PCS network outside our territory more frequently than we anticipate, and Sprint PCS subscribers based outside our territory may use our network less frequently than we anticipate. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated or we may have to pay more Sprint PCS roaming fees in the aggregate than we anticipate. The fee for each Sprint PCS roaming minute used was decreased from $0.20 per minute before June 1, 2001, to $0.15 per minute effective June 1, 2001, and further decreased to $0.12 per minute effective October 1, 2001. The Sprint PCS roaming rate was changed to $0.10 per minute in 2002. After 2002, the rate will be changed to "a fair and reasonable return." Sprint has reduced the reciprocal roaming rate to $0.058 per minute of use as of January 1, 2003. As a result, we may receive less Sprint PCS roaming revenue in the aggregate, than we previously anticipated. Furthermore, we do not expect to receive substantial non-Sprint PCS roaming revenue.

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

     BECAUSE SPRINT HAS REQUIRED US TO UPGRADE OUR NETWORK TO PROVIDE "THIRD GENERATION" TECHNOLOGY, WE WILL FACE ADDITIONAL CAPITAL EXPENSES.

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

     Horizon Telcom beneficially owns approximately 56.3% of our outstanding common stock on fully diluted basis as of March 31, 2003. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 83.1% of the voting power on a fully diluted basis at March 31, 2003. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of our notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon
Telcom is controlled by members of the McKell family, who collectively own approximately 60.7% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

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

     REGULATION BY GOVERNMENT OR POTENTIAL LITIGATION RELATING TO THE USE OF WIRELESS PHONES WHILE DRIVING COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

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

(A) EXHIBITS

        Exhibit
          No.       Description
        -------     -----------
          3.1*      Amended and Restated Certificate of Incorporation of Horizon
                    PCS.

          3.2*      Bylaws of Horizon PCS.

          99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
* Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333- 51238).


(B)  REPORTS ON FORM 8-K

     1. On March 31, 2003, the Company filed a Current Report on Form 8-K regarding its earnings press release for the quarter and year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersign thereunto duly authorized

                                             HORIZON PCS, INC.
                                             Registrant


    Date: May 14, 2003                        By: /s/  William A. McKell
                                                 -------------------------------
                                              William A. McKell
                                              Chief Executive Officer


    Date: May 14, 2003                        By: /s/  Peter M. Holland
                                                 -------------------------------
                                                 Peter M. Holland
                                                 Chief Financial Officer
                                                 (Principal Financial and Chief
                                                 Accounting Officer)

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



Date:  May 14, 2003                           /s/ William A McKell
                                              ----------------------------------
                                              William A. McKell
                                              Chairman of the Board, President
                                              and Chief Executive Officer

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



Date:  May 14, 2003                        /s/  Peter M. Holland
                                           -------------------------------------
                                           Peter M. Holland
                                           Chief Financial Officer


1614127