Form 10-Q
period 2003-06-30
HORIZON PCS INC
filed 2003-08-15
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT
          OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No[X]

As of August 15, 2003, there were 26,646 shares of class A common stock outstanding and 58,443,254 shares of class B common stock outstanding.

                                   HORIZON PCS
                                    FORM 10-Q
                              SECOND QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

PART I FINANCIAL INFORMATION

       ITEM 1.       Financial Statements........................................................1

       ITEM 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..................................................16

       ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.................32

       ITEM 4.       Controls and Procedures....................................................33

PART II       OTHER INFORMATION

       ITEM 1.       Legal Proceedings..........................................................34

       ITEM 2.       Changes in Securities and Use of Proceeds..................................34

       ITEM 3.       Defaults Upon Senior Securities............................................34

       ITEM 4.       Submission of Matters to a Vote of Security Holders........................34

       ITEM 5.       Other Information..........................................................34

       ITEM 6.       Exhibits and Reports on Form 8-K...........................................48


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON PCS, INC.

Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002
--------------------------------------------------------------------------------------------------------------------

                                                                                     June 30,          December 31,
                                                                                       2003               2002
                                                                                 ----------------   ----------------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ($55,000,000 on deposit at December 31, 2002,
     in accordance with covenant amendment in 2002)...........................    $  46,501,806      $  86,137,284
   Restricted cash............................................................       12,032,009         24,063,259
   Accounts receivable-- subscriber, less allowance for
     doubtful accounts of approximately $2,060,000 and 2,308,000 at
     June 30, 2003, and December 31, 2002, respectively.......................       22,873,834         19,524,527
   Receivable from affiliate and Parent.......................................           84,130              8,497
   Equipment inventory........................................................        3,265,469          4,082,795
   Prepaid expenses and other current assets..................................        4,233,789          2,671,458
                                                                                 ----------------   ----------------
      Total current assets....................................................       88,991,037        136,487,820
                                                                                 ----------------   ----------------

OTHER ASSETS:
   Intangible assets-- Sprint PCS licenses,
     net of amortization......................................................               --         40,381,201
   Debt issuance costs, net of amortization...................................       18,506,061         19,995,818
   Deferred activation expense and other assets...............................        5,460,276          6,723,827
                                                                                 ----------------   ----------------
      Total other assets......................................................       23,966,337         67,100,846
                                                                                 ----------------   ----------------

PROPERTY AND EQUIPMENT, NET...................................................      190,636,809        239,536,593
                                                                                 ----------------   ----------------

           Total assets.......................................................    $ 303,594,183      $ 443,125,259
                                                                                 ================   ================


(Continued on next page)

HORIZON PCS, INC.

Consolidated Balance Sheets (continued)
As of June 30,  2003,  and  December  31, 2002
--------------------------------------------------------------------------------------------------------------------
                                                                                    June 30,         December 31,
                                                                                      2003               2002
                                                                                 ----------------   ----------------
                                                                                  (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable............................................................    $  16,622,321      $  23,280,465
  Payable to Sprint...........................................................       13,998,869          9,910,262
  Accrued personal property, real estate and other taxes......................        4,229,138          3,767,000
  Accrued interest, payroll and other accrued liabilities.....................        5,854,924          6,574,092
  Deferred service revenue....................................................        6,340,000          5,308,457
  Current portion of long-term debt, net of discount..........................      531,344,322                 --
                                                                                 ----------------   ----------------
        Total current liabilities.............................................      578,389,574         48,840,276
                                                                                 ----------------   ----------------

LONG-TERM LIABILITIES:

  Long-term debt, net of discount.............................................               --        516,284,349
  Other long-term liabilities.................................................        8,106,502          8,319,206
  Deferred activation revenue.................................................        5,247,821          6,092,645
  Deferred taxes..............................................................               --          6,030,935
                                                                                 ----------------   ----------------
        Total long-term liabilities...........................................       13,354,323        536,727,135
                                                                                 ----------------   ----------------
          Total liabilities...................................................      591,743,897        585,567,411
                                                                                 ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

CONVERTIBLE PREFERRED STOCK...................................................      163,325,759        157,105,236

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, 10,000,000 shares authorized, none issued
    or outstanding, at $0.0001 par value......................................               --                 --
  Common stock-- class A, 300,000,000 shares authorized,
    26,646 issued and outstanding, at $0.0001 par value.......................                3                  3
  Common stock-- class B, 75,000,000 shares authorized,
    58,458,537  issued  and  58,443,254   outstanding  on  June  30,  2003,
    and 58,458,337 issued and 58,443,054 outstanding on December 31, 2002,
    at $0.0001 par value......................................................            5,846              5,846
  Treasury stock-- class B, 15,283 shares, at $7.267 per share................         (111,061)          (111,061)
  Accumulated other comprehensive income (loss)...............................           67,069           (394,575)
  Additional paid-in capital..................................................       91,852,141         91,852,117
  Deferred stock option compensation..........................................         (575,927)          (885,747)
  Retained deficit............................................................     (542,713,544)      (390,013,971)
                                                                                 ----------------   ----------------
          Total stockholders' equity (deficit)................................     (451,475,473)      (299,547,388)
                                                                                 ----------------   ----------------
            Total liabilities and stockholders' equity (deficit)..............    $ 303,594,183      $ 443,125,259
                                                                                 ================   ================




    The accompanying notes are integral part of these condensed consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Operations
For the  Three  and Six  Months  Ended  June  30,  2003  and 2002 (unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                        For the Three Months Ended         For the Six Months Ended
                                                                  June 30,                          June 30,
                                                      -------------------------------   -------------------------------
                                                           2003             2002             2003             2002
                                                      --------------- ---------------   --------------- ---------------
OPERATING REVENUES:
   Subscriber revenues...........................      $  47,857,766   $  37,100,328     $  91,436,720   $  72,115,533
   Roaming revenue...............................         13,578,695      13,115,952        27,376,568      23,935,240
   Equipment revenues............................          2,071,360       1,597,639         3,889,456       3,972,928
                                                      --------------- ---------------   --------------- ---------------
      Total operating revenues...................         63,507,821      51,813,919       122,702,744     100,023,701
                                                      --------------- ---------------   --------------- ---------------

OPERATING EXPENSES:
   Cost of service (exclusive of items shown
     separately below)...........................         46,860,008      41,639,567        90,655,941      77,390,376
   Cost of equipment.............................          5,073,999       3,741,694        10,828,768       8,661,289
   Selling and marketing.........................         12,350,927      10,880,414        24,791,711      25,587,635
   General and administrative (exclusive of
     items shown separately below)...............         11,582,872      10,269,326        20,739,060      19,444,375
   Non-cash compensation ........................            154,910         163,137           309,820         340,374
   Depreciation and amortization.................         10,291,619       9,479,776        21,152,305      17,429,407
   (Gain) Loss on sale of property and equipment.            (41,064)        355,265           216,312         641,003
   Impairment of intangible assets and property
     and equipment...............................         73,760,278       3,500,000        73,760,278       3,500,000
                                                      --------------- ---------------   --------------- ---------------
      Total operating expenses...................        160,033,549      80,029,179       242,454,195     152,994,459
                                                      --------------- ---------------   --------------- ---------------

OPERATING LOSS...................................        (96,525,728)    (28,215,260)     (119,751,451)    (52,970,758)

   Interest income and other, net................            225,795       1,001,073           525,907       1,744,709
   Interest expense, net of amounts capitalized..        (17,011,030)    (15,455,914)      (33,284,472)    (28,194,322)
                                                      --------------- ---------------   --------------- ---------------

LOSS ON OPERATIONS BEFORE INCOME TAXES...........
                                                        (113,310,963)    (42,670,101)     (152,510,016)    (79,420,371)
                                                      --------------- ---------------   --------------- ---------------

Income tax bENEFIT...............................          6,031,000              --         6,031,000              --
                                                      --------------- ---------------   --------------- ---------------

NET LOSS.........................................       (107,279,963)    (42,670,101)     (146,479,016)    (79,420,371)
                                                      --------------- ---------------   --------------- ---------------

PREFERRED STOCK DIVIDEND.........................         (3,151,448)     (2,856,397)       (6,220,557)     (5,712,766)
                                                      --------------- ---------------   --------------- ---------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS........      $(110,431,411)  $ (45,526,498)    $(152,699,573)  $ (85,133,137)
                                                      =============== ================  =============== ===============

Basic and diluted net loss per share available
   to common stockholders........................      $       (1.89)  $       (0.78)    $       (2.61)  $       (1.46)
                                                      =============== ================  =============== ===============
Weighted-average common shares outstanding.......         58,469,861      58,469,700        58,469,900      58,469,700
                                                      =============== ================  =============== ===============


    The accompanying notes are integral part of these condensed consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                        For the Three Months Ended        For the Six Months Ended
                                                                  June 30,                       June 30,
                                                      -----------------------------------------------------------------
                                                          2003          2002                    2003           2002
                                                      --------------- ---------------   --------------- ---------------

NET LOSS......................................        $ (107,279,963)  $ (42,670,101)    $(146,479,016)  $ (79,420,371)
                                                      =============== ===============   =============== ===============

OTHER COMPREHENSIVE INCOME (LOSS):
     Net unrealized gain (loss) on hedging
     activities...............................               127,737        (269,901)          461,644         120,042
                                                      --------------- ---------------   --------------- ---------------

COMPREHENSIVE INCOME (LOSS)...................         $(107,152,226)  $ (42,940,002)    $(146,017,372)  $ (79,300,329)
                                                      =============== ================  =============== ===============



    The accompanying notes are integral part of these condensed consolidated financial statements


HORIZON PCS, INC.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------------------------------------

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                            2003                   2002
                                                                      ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss....................................................      $(146,479,016)          $ (79,420,371)
                                                                      ----------------        ----------------
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................         21,152,305              17,429,407
     Impairment of intangible assets and property and equipment..         73,760,278               3,500,000
     Deferred income tax benefit.................................         (6,031,000)                     --
     Non-cash compensation expense...............................            309,820                 340,374
     Non-cash interest expense...................................         16,258,827              12,985,511
     Bad debt expense............................................          3,586,767               7,493,937
     Loss on hedging activities..................................                 --                  34,103
     Loss on disposal of property and equipment..................            216,312                 641,003
     Change in:
       Accounts receivable.......................................         (6,936,074)            (14,217,878)
       Equipment inventory.......................................            817,326               1,914,483
       Prepaid expenses and other................................         (1,562,331)             (1,790,738)
       Accounts payable..........................................         (6,658,144)             (4,221,932)
       Payable to Sprint.........................................          4,088,607               4,597,189
       Accrued liabilities and deferred service revenue..........         12,805,763               9,781,001
       Receivable/payable from affiliates and Parent.............            (75,633)                418,426
       Other assets and liabilities, net.........................            760,319                 142,212
                                                                      ----------------        ----------------
         Total adjustments.......................................        112,493,142              39,047,098
                                                                      ----------------        ----------------
         Net cash used in operating activities...................        (33,985,874)            (40,373,273)
                                                                      ----------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................         (5,649,628)            (49,113,012)
     Purchase of short-term investments..........................                 --              (6,525,263)
     Proceeds from the sale of property and equipment............                 --               1,543,482
                                                                      ----------------        ----------------
         Net cash used in investing activities...................         (5,649,628)            (54,094,793)
                                                                      ----------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing fees and other...........................                 --              (2,461,230)
     Exercise of stock options...................................                 24                      --
     Borrowings on long-term debt................................                 --             105,000,000
                                                                      ----------------        ----------------
         Net cash provided by financing activities...............                 24             102,538,770
                                                                      ----------------        ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............        (39,635,478)              8,070,704
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................         86,137,284             123,775,562
                                                                      ----------------        ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................      $  46,501,806           $ 131,846,266
                                                                      ================        =================


HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 1 - GENERAL

     The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature excluding the impairment of intangible assets and property and equipment (see Note 6) and the reclassification of long-term debt to short-term debt (see Note 7). The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002, which includes information and disclosures not presented herein.

NOTE 2 - LIQUIDITY

     As of June 30, 2003, the Company was not in compliance with its covenants with regard to its senior secured debt. The failure to comply with a covenant is an event of default under the secured credit facility, which gives the lenders the right to pursue remedies. These remedies include acceleration of amounts due under the facility. An acceleration of the amounts due under the facility would also represent a default under the indentures for the senior notes and discount notes (Note 7). Therefore, all of the Company's long-term debt has been classified as short-term as of June 30, 2003.

     On August 15, 2003, the Company delivered to the lenders under its senior secured credit facility a certificate that indicated that the Company failed to comply with a financial covenant for the second quarter of 2003 as required by the senior secured credit facility. On August 15, 2003, the lenders elected to declare an acceleration of the loans under the senior secured credit facility.

     On August 15, 2003, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Please see note 11 for further information.

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

     On August 15, 2003, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Please see note 11 for further information.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Note 4 in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, describes the Company's significant accounting policies in greater detail than presented herein.

BASIS OF PRESENTATION

     The accompanying unaudited quarterly consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


and regulations. Thesestatements include the accounts of the Company and its wholly-owned subsidiaries, HPC and Bright PCS. All material intercompany transactions and balances have been eliminated. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

RESTRICTED CASH

     In connection with the Company's December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 7), approximately $48,660,000 of the offering's proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. The Company paid approximately $12,031,000 and $24,596,000, during six months June 30, 2003, and year ended December 31, 2002, respectively, representing the first three installments. The remaining interest payment has been classified as short-term and is scheduled to be paid in December of 2003.

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

     The Company capitalizes interest pursuant to Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost." The Company capitalized interest of approximately $630,000 and $3,126,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company capitalized labor costs of approximately $84,000 and $2,075,000 for the six months ended June 30, 2003 and 2002, respectively.

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

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


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

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                       2003             2002                 2003               2002
                                                ----------------   ----------------    ----------------   ----------------
Net loss available to common stockholders,
  as reported................................    $(110,431,411)     $ (45,526,498)       $(152,699,573)     $ (85,133,137)
Add: Stock-based employee compensation
  expense included in reported net loss......          154,910            163,137              309,820            340,374
Deduct: Total stock-based employee
  compensation expense determined under
  fair value base method for all awards, net
  of related tax effects.....................         (197,258)         (287,667)             (394,516)          (575,333)
                                                ----------------   ----------------    ----------------   ----------------
Pro Forma net loss available to common
  stockholders...............................    $(110,473,759)     $ (45,651,028)       $(152,784,269)     $ (85,368,096)
                                                ================   ================     ================  ================

Basic and diluted loss per share available to
  common stockholders - as reported..........    $       (1.89)     $       (0.78)       $       (2.61)     $       (1.46)
Basic and diluted loss per share available to
  common stockholders - pro forma............    $       (1.89)     $       (0.78)       $       (2.61)     $       (1.46)


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The application of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS No. 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

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

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                      June 30,         December 31,
                                                                        2003               2002
                                                                    --------------    --------------
Network assets...................................................   $ 129,220,980     $ 196,548,216
Switching equipment..............................................      64,037,616        63,294,413
Furniture, vehicles and office equipment.........................      10,470,871        10,348,364
Land.............................................................         966,689           966,689
                                                                    --------------    --------------
    Property and equipment in service, cost......................     204,696,156       271,157,682
Accumulated depreciation.........................................     (18,397,023)      (46,273,707)
                                                                    --------------    --------------
        Property and equipment in service, net...................     186,299,133       224,883,975
Construction work in progress....................................       4,337,676        14,652,618
                                                                    --------------    --------------
            Total property and equipment, net....................   $ 190,636,809     $ 239,536,593
                                                                    ==============    ==============

     During the six months ended June 30, 2003, the Company incurred a loss of approximately $216,000 related to disposal of assets from two of our closed retail stores and a planned store that never opened. During the six months ended June 30, 2002, the Company retired certain network assets and replaced them with equipment to upgrade the network resulting in a loss of approximately $641,000.

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)

     During the six months ended June 30, 2003, the Company recorded a liability of $22,600 and a cumulative change in accounting principle of $9,570 related to the adoption SFAS No. 143 for potential costs associated with certain asset retirement obligations. The cumulative change in accounting principle is included in "interest income and other, net" on the accompanying statement of operations.

     During the second quarter of 2003, the Company reduced the book value of the network assets related to an impairment recorded on property and equipment discussed below in Note 6.

NOTE 6 - IMPAIRMENT OF ASSETS

     The Company was not in compliance with the loan covenants as of June 30, 2003. This created the need for an impairment assessment of its intangible assets and property and equipment as required by SFAS No. 144. Therefore, the Company projected future undiscounted cash flows and determined they were insufficient to recover the carrying amounts for the intangible assets and property and equipment. This required the Company to recognize an impairment loss for the excess of carrying value over fair value. To determine fair value, the Company performed a valuation utilizing a cost approach adjusted for items such as technological and functional obsolescence as appropriate.

     The Company determined that the carrying value of the intangible assets exceeded the fair value of the assets. As a result, the Company recorded impairment on the intangible assets of approximately $39,152,000. As a result of the impairment charge, the Company recorded a tax benefit of $6,031,000 due to the reduction of a deferred tax liability related to the intangibles. As of June 30, 2003, net deferred income taxes were zero.

     Additionally, the Company determined the fair market value of the property and equipment was less than the carrying value of the assets. As a result, the Company recorded an impairment on property and equipment of approximately $34,609,000.

     During 2002, the Company launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6.2 million of switching equipment was considered an impaired asset as defined by SFAS No. 144. Accordingly, impairment expense for the three and six months ended June 30, 2002, includes approximately $3.5 million of expense related to the impaired assets. The total amount of depreciation recorded to date on this equipment was approximately $5.6 million. This equipment was sold for book value during 2003.

NOTE 7 - LONG-TERM DEBT

    The components of long-term debt outstanding are as follows:

                                           Interest Rate at         June 30,        December 31,
                                             June 30, 2003            2003              2002
                                           ---------------      ---------------   ---------------
Discount notes........................         14.00%           $  295,000,000    $  295,000,000
Senior notes..........................         13.75%              175,000,000       175,000,000
Secured credit facility - term loan A.         5.10%               105,000,000       105,000,000
Secured credit facility - term loan B.         5.60%                50,000,000        50,000,000
Long-term debt, face value............                             625,000,000       625,000,000
Less: unaccreted interest portion of
  discount                                                         (93,655,678)     (108,715,651)
notes.................................
Less: debt classified as short-term
  due to covenant violation...........                            (531,344,322)               --
                                                                ---------------   ---------------
    Total long-term debt..............                          $           --    $  516,284,349
                                                                ===============   ===============

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM DEBT (CONTINUED)

     As of June 30, 2003, the Company was not in compliance with the covenants under the agreement for the senior credit facility; therefore, the Company's indebtedness is classified as short-term. On August 15, 2003, the lenders accelerated the indebtedness under the senior credit facility. The acceleration also caused a default under the Company's senior notes and discount notes. Therefore, all of the Company's long-term debt has been classified as short-term as of June 30, 2003.

     The Company's secured credit facility includes financial covenants including restrictions of the Company's ability to draw on the $95.0 million line of credit. Due to the aforementioned covenant violation, the entire $95.0 million line of credit is unavailable.

     On August 15, 2003, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Please see note 11 for further information.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

SPRINT 3G DEVELOPMENT FEES

     Over the past 18 months, Sprint increased service fees in connection with its development of 3G-related back-office systems and platforms. The Company, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur additional expenses. As of June 30, 2003, the Company has not recorded or paid amounts billed by Sprint for 3G development costs of approximately $1,100,000.

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

     The Company also leases space for its retail stores. At June 30, 2003, the Company leased 42 stores, operating throughout its territories. See Note 10 for additional detail on stores closing after June 30, 2003.

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

STORE CLOSINGS

     During the first quarter of 2003 the Company closed two retail stores. In conjunction with these closings, we recorded a liability and corresponding lease expense of approximately $97,000 representing the net present value of the remaining lease obligations, net of the anticipated sublease revenues. See Note 10 for additional detail on stores closing after June 30, 2003.

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

NTELOS NETWORK AGREEMENT

     In August 1999, the Company entered into a wholesale network services agreement with the West Virginia PCS Alliance and the Virginia PCS Alliance (the "Alliances"), two related, independent PCS providers whose network is managed by NTELOS. Under the network services agreement, the Alliances provide the Company with the use of and access to key components of their network in most of HPCS' markets in Virginia and West Virginia. The initial term was through June 8, 2008, with four automatic ten-year renewals. This agreement was amended in the third quarter of 2001 to provide for a minimum monthly fee to be paid by the Company through December 31, 2003. The minimum monthly fee includes a fixed number of minutes to be used by the Company's subscribers. The Company incurs additional per minute charges for minutes used in excess of the fixed number of minutes allotted each month. The aggregate amount of future minimum payments for the full year ended December 31, 2003 is $38,600,000. Total costs recorded, for both fixed and variable charges incurred by the NTELOS agreement, were approximately $20,467,000 and $14,429,000 for the six months ended June 30, 2003 and 2002, respectively and approximately $33,036,000, for the year ended December 31, 2002.

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

ASSET RETIREMENT OBLIGATION

     The Company owns three of the towers within its wireless network. Under the provisions of SFAS No. 143, which the Company adopted on January 1, 2003, a liability and a corresponding asset in the amount of approximately $23,000 were recorded on January 1, 2003 for the legal obligation the Company has to remove these towers and make necessary improvements to bring the site to its original condition at the end of the land lease term. A one-time charge of approximately $10,000 for the cumulative change in accounting policy is included in "Interest income and other, net" for the six months ended June 30, 2003. The balance of the asset will be depreciated over the remaining lives of the land leases associated with the towers.

NOTE 9 - RELATED PARTIES

     The Company has non-interest-bearing receivables from affiliate companies (other subsidiaries of the Parent) related to advances made to and services received from these affiliated companies. At June 30, 2003, the Company had a receivable from the affiliates related to prepayments. The balances due from related parties as of June 30, 2003, and December 31, 2002, are as follows:

                                                                 June 30,         December 31,
                                                                   2003               2002
                                                             -----------------  ----------------
Receivable from affiliate.................................   $         84,130   $         8,497

     During the six months ended June 30, 2003 and 2002, affiliated companies provided the Company administrative services including financial, regulatory, human resource and other support services. These services are provided under agreements that have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The cost of the management services for the six months ended June 30, 2003 and 2002, were approximately $2,800,000 and $2,700,000, respectively.

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 10 - SUBSEQUENT EVENTS

     On July 28, 2003, the Company implemented a company-wide work force reduction to further reduce costs that are within the Company's control. The employment of approximately 300 employees has been terminated, and the Company has closed approximately 19 of its 42 company-owned sales and service centers to reduce costs in areas where revenues are not currently meeting criteria for return on investment. The Company is also converting approximately 13 of its other company-owned sales and service centers to customer service centers. The Company expects to record a restructuring charge in the third quarter of 2003 but has not yet determined the financial impact.


NOTE 11 - SUBSEQUENT EVENT - BANKRUPTCY

     Voluntary Bankruptcy Filing. On August 15, 2003, Horizon PCS, Inc., a Delaware corporation (the "Company"), Horizon Personal Communications, Inc., an Ohio corporation and subsidiary of the Company ("Percom") and Bright Personal Communications Services LLC, an Ohio limited liability company and subsidiary of the Company ("Bright") (the Company, Bright, and Percom collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Ohio (the "Bankruptcy Court"). The Debtors expect to continue to manage their properties and operate their businesses in the ordinary course of business as "debtors-in- possession" subject to the supervision and orders of the Bankruptcy Court pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code (the "Bankruptcy Case"). In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.

     Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Counterparties to these rejected contracts or leases may file proofs of claim against the Company's estate for damages relating to such breaches. The United States Trustee for the Southern District of Ohio will appoint an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities are given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.

HORIZON PCS, INC.

Notes to Interim Consolidated Financial Statements
As of June 30, 2003, and December 31, 2002,
And for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


NOTE 11 - SUBSEQUENT EVENT - BANKRUPTCY (CONTINUED)

     Reorganization Plan. In order to exit Chapter 11 successfully, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization (the "Reorganization Plan") that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Company initially has the exclusive right to solicit a plan of reorganization for 120 days from the date of filing its petition for relief. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business, creditors or stockholders or when the Company may emerge from Chapter 11. The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

     The Bankruptcy Case was commenced in order to implement a comprehensive financial restructuring of the Company, including the senior credit facility, the senior notes, the discount notes and preferred and common equity securities. No Reorganization Plan has been submitted to the Bankruptcy Court. It is likely that, in connection with a final Reorganization Plan, the liabilities of the Company will be found in the Bankruptcy Case to exceed the fair value of its assets. This would result in claims being paid at less than 100% of their face value and holders of preferred and common stock being entitled to little or no recovery. At this time, it is not possible to predict with certainty the outcome of the bankruptcy proceedings.

     Accounting Impact. The Company will be required to follow the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items. At June 30, 2003, no adjustments have been made in the consolidated financial statements to reflect the provisions of SOP 90-7.

     Going Concern. Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-Q, including, without limitation, in conjunction with the forward-looking statements included in this quarterly report on Form 10-Q. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     o    our filing of a petition under Chapter 11 of the Bankruptcy Code;

     o our breach of a financial covenant in the credit agreement for our senior secured credit facility, and the acceleration of the senior secured debt by the lenders;

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Item 5. Other Information" for further information regarding several of the risks and uncertainties.

SUBSEQUENT EVENTS

     Based primarily upon the failure of our attempt to negotiate a restructuring of the fees paid to Sprint, on July 28, 2003, we implemented a company-wide work force reduction to further reduce costs that are within our control. The employment of approximately 300 employees has been terminated, and we have closed approximately 19 of our 42 company-owned sales and service centers to reduce costs in areas where revenues are not currently meeting criteria for return on investment. We are also converting approximately 13 of its other company-owned sales and service centers to customer service centers. The Company expects to record a restructuring charge in the third quarter but has not determined the financial impact.

     In connection with our cost reduction efforts, we have significantly reduced work on the expansion of its network and the enhancement of its network capacity. We expect the reduction in work force and network improvements to have a significant impact on our results of operations for the remaining six months of 2003.

     On August 15, 2003, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

KEY METRICS

     Horizon PCS provides certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States ("GAAP") and adjustments to GAAP ("non-GAAP") to assess the company's financial performance. In addition, we use certain non-financial terms, such as churn, which are metrics used in the wireless communications industry and are not measures of financial performance under GAAP. The non-GAAP financial measures reflect standard measures of liquidity, profitability or performance and the non-financial metrics reflect industry conventions, both of which are commonly used by the investment community for comparability purposes. The non-GAAP financial measures should be considered in addition to, not as substitutes for, the information prepared in accordance with GAAP.

     Customer Additions. As of June 30, 2003, we provided personal communication service ("PCS") directly to approximately 310,000 customers. For the three months ended June 30, 2003 and 2002, the Company's net subscribers increased by approximately 15,100 and 12,400 customers, respectively. Gross activations during the second quarter of 2003 were 15% higher than the same period in 2002. Our subscriber base at June 30, 2003 consists of approximately 75% prime credit class customers compared to approximately 67% at June 30, 2002. We have focused our efforts on adding better quality customers in an effort to reduce churn and lower our bad debt exposure. In July 2003,we reduced our workforce and began closing retail centers to reduce costs. We expect our customer additions to be significantly reduced beginning in the third quarter of 2003.

     Cost Per Gross Addition. CPGA summarizes the average cost to acquire new subscribers during the period. CPGA is the income statement components of selling and marketing and cost of equipment (net of equipment revenue), divided by the total new subscribers acquired during the period. CPGA was $359 for the three months ended June 30, 2003, compared to $364 for the three months ended June 30, 2002. This decrease is primarily the result of greater gross additions. Beginning in the third quarter, we expect CPGA to increase due in part to a reduction in new customers to offset fixed costs on a per customer basis.

     Cash Cost Per User. CCPU is the cash costs per period to operate the business on a per user basis consisting of cost of service and general and administrative expenses, divided by the average subscribers for the period and divided by the number of months in the period. CCPU was $65 for the three months ended June 30, 2003, compared to $77 for the three months ended June 30, 2002. This decrease is primarily the result of an increase in our subscriber base. CCPU is expected to decrease going forward due to our workforce reductions.

     Churn. Churn is the monthly rate of customer turnover that results from both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Quarterly churn is an average of the three months in the quarter. Churn for the three months ended June 30, 2003, was 2.7% compared to 3.2% for the three months ended June 30, 2002. This decrease in churn is a result of our efforts to increase the credit quality of our subscriber base. We believe that it is likely that churn will increase as a result of our actions taken on July 28, 2003, discussed above, possibly substantially.

     Average Revenue Per Unit. ARPU summarizes the average monthly revenue per customer. ARPU is computed by dividing service revenue and roaming revenues for the period by the average subscribers for the period, and dividing by the number of months in the period.

     The following summarizes the components of ARPU for the three months ended June 30:

                                                     2003            2002
                                                -------------   -------------
       Service revenues
          Recurring.........................    $          40   $          40
          Minute sensitive..................                9              13
          Features and other................                4               3
                                                -------------   -------------
            Total service revenues..........               53              56
                                                -------------   -------------

       Roaming revenues.....................               15              19
                                                -------------   -------------
              ARPU..........................    $          68   $          75
                                                -------------   -------------

     ARPU from minute sensitive revenues has declined as recent service plans are offering more minutes at a lower monthly charge due to increased competition in the wireless industry. These additional minutes have driven down the ARPU received when customers use more minutes than their plan allows. We anticipate this trend to continue on voice-only service plans.

     The reduction in the reciprocal roaming rate between Sprint and its PCS affiliates has caused a decline in the roaming ARPU. The Sprint PCS reciprocal roaming rate decreased to $0.058 per minute on January 1, 2003, compared to $0.10 during 2002. This rate decrease lowered revenue from the reciprocal roaming with Sprint and its PCS affiliates by approximately 42% for the second quarter of 2003.

     The following tables reconcile the non-GAAP financial measures discussed above for the three months ended June 30.

                                                                2003            2002
      Cost Per Gross Add (CPGA)                             --------------  --------------
          Selling and marketing........................     $  12,350,927   $  10,880,414
          Cost of equipment............................         5,073,999       3,741,694
          Equipment revenues...........................        (2,071,360)     (1,597,639)
                                                            --------------  --------------
            Total cost of gross additions..............     $  15,353,566   $  13,024,469
                                                            --------------  --------------

       Activations, excluding transfers................            42,800          35,800

          CPGA.........................................     $         359   $         364

       Cash Cost Per User (CCPU)                                 2003            2002
                                                            --------------  --------------
          Cost of service..............................     $  46,860,008   $  41,639,567
          General and administrative...................        11,582,872      10,269,326
                                                            --------------  --------------
            Total cash costs...........................     $  58,442,880   $  51,908,893
                                                            --------------  --------------

       Average subscribers.............................           302,000         224,600

          CCPU.........................................     $          65   $          77

                                                                 2003            2002
       Average Revenue Per User (ARPU)                      --------------  --------------
          Subscriber revenues..........................     $  47,857,766   $  37,100,328
          Roaming revenues.............................        13,578,695      13,115,952
                                                            --------------  --------------
            Total subscriber revenues..................     $  61,436,461   $  50,216,280
                                                            --------------  --------------

       Average subscribers.............................           302,000         224,600

          ARPU.........................................     $          68   $          75

RESULTS OF OPERATIONS

     Revenues. The following table sets forth a breakdown of our revenues by type for the three months ended June 30:

                                                             2003                 2002
                     (Dollars in thousands)          -------------------  -------------------
                                                        Amount       %      Amount        %
                                                     ----------  -------  ----------  -------
                     Subscriber revenues             $   47,858      75%  $   37,100      72%
                     Roaming revenues                    13,579      21%      13,116      25%
                     Equipment revenues                   2,071       4%       1,598       3%
                                                     ----------  -------  ----------  -------
                     Total revenues                  $   63,508     100%  $   51,814     100%
                                                     ==========  =======  ==========  =======


     Subscriber revenues. Subscriber revenues for the three months ended June 30, 2003, were approximately $47.9 million, compared to approximately $37.1 million for the three months ended June 30, 2002, an increase of approximately $10.8 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We provided PCS services to approximately 310,000 customers at June 30, 2003, compared to approximately 235,100 at June 30, 2002. The growth in subscriber revenue was reduced by decreases in ARPU resulting from lower minute sensitive revenue as subscribers are purchasing plans with more minutes included. We expect subscriber revenue to fall below or remain at their current levels for the remainder of the year.

     Roaming revenues. Roaming revenues remained relatively flat from approximately $13.1 million during the three months ended June 30, 2002, to approximately $13.6 million for the three months ended June 30, 2002, an increase of approximately $500,000. This reflects an increase in the number of roaming minutes of approximately 51% offset by a decrease in the rate paid by Sprint for roaming. Excluding the effects of a change in the reciprocal roaming rate, we expect roaming revenues to remain at similar levels for the remainder of the 2003.

     Equipment revenues. Equipment revenues for the three months ended June 30, 2003, were approximately $2.1 million, compared to approximately $1.6 million for the three months ended June 30, 2002, representing an increase of approximately $500,000. The increase is attributable to an increase in the number of handsets sold. We expect the reduction in the number of company-owned Sprint PCS retail outlets to have a negative effect on equipment revenues.

     Cost of service. Cost of service for the three months ended June 30, 2003, was approximately $46.9 million, compared to approximately $41.6 million for the three months ended June 30, 2002, an increase of approximately $5.3 million. This increase reflects an the increase in costs incurred under our network services agreement with the Alliances of approximately $3.0 million, as a result of an increase in usage charges, due in part to our subscriber growth during the last half of 2002 and the first half of 2003. Additionally, cost of service in 2003 was higher than 2002 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $700,000. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $1.0 million and other variable expenses, including increased switching and national platform expenses of approximately $800,000. The increase in cost of service was offset by a decrease in long distance charges of approximately $200,000 due to enhancement of our network capabilities. The workforce reduction discussed above is expected to have a positive impact on our cost of service.

     Cost of equipment. Cost of equipment for the three months ended June 30, 2003, was approximately $5.1 million, compared to approximately $3.7 million for the three months ended June 30, 2002, an increase of approximately $1.4 million. The increase in the cost of equipment is the result of the growth in our wireless customers. We sold approximately 27,400 handsets through our direct sales channels during the three months ended June 30, 2003, compared to approximately 20,900 during the same period in 2002. This was partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Overall we expect cost of equipment to decline as an effect of the reduction in company-owned Sprint PCS retail stores.

     Selling and marketing expenses. Selling and marketing expenses increased to approximately $12.4 million for the three months ended June 30, 2003, compared to approximately $10.9 million for the three months ended June 30, 2002, an increase of approximately $1.5 million. This includes an increase in marketing and advertising in our sales territory of approximately $600,000, an increase in subsidies and rebates on handsets sold by third parties of approximately $200,000 and an increase in commissions paid to third parties of approximately $700,000. Selling and marketing expenses increased due to higher activations in the second quarter of 2003. We expect significant reductions in selling and marketing expense due to the workforce reduction and corporate strategy of limiting our subscriber additions.

     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2003, were approximately $11.6 million compared to approximately $10.3 million in for the three months ended June 30, 2002, an increase of approximately $1.3 million. The increase reflects an increase in the Sprint PCS management fee of approximately $1.0 million, an increase in fees paid for outside financial services including bank group consultants, financial advisors, and legal advice of approximately $1.0 million and other general expenses of approximately $1.1 million. The increase was offset by a decrease in the provision for doubtful accounts of approximately $1.8 million as we continue to see positive effects from the increased credit quality of our subscriber base.

     Non-cash compensation expense. We recorded approximately $200,000 and $200,000 for the three months ended June 30, 2003 and 2002, respectively, for certain stock options granted in November 1999.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $800,000 to a total of approximately $10.3 million during the three months ended June 30, 2003. The increase reflects the continuing construction of our network as we funded approximately $63.1 million of capital expenditures during 2002.

     Impairment of intangible assets and property and equipment We were not in compliance with the loan covenants as of June 30, 2003. This created the need for an impairment assessment of our intangible assets and property and equipment as required by SFAS No. 144. As a result the Company recorded impairment on the intangible assets of approximately $39.2 million and on the property and equipment of approximately $34.6 million. During the second quarter of 2002, the Company had approximately $6.2 million of switching equipment become impaired as defined by SFAS No. 144. Accordingly, impairment expense for the three months ended June 30, 2002, includes $3.5 million of expense related to the impaired assets. We performed these valuations utilizing the best information available at the time. These impairment charges represent an estimate that may change in the future.

     Gain on sale of property and equipment. During the three months ended June 30, 2003, we incurred a gain of approximately $41,000 related to related to the disposal of various assets.

     Interest income and other, net. Interest income and other income for the three months ended June 30, 2003, was approximately $200,000 compared to approximately $1.0 million in 2002 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during the second quarter of 2003 as compared to the same period in 2002 and lower short-term interest rates.

     Interest expense, net. Interest expense for the three months ended June 30, 2003, was approximately $17.0 million, compared to approximately $15.5 million in 2002.

     At June 30, 2003, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.10%, while the interest rate on the $50.0 term loan B was 5.60%. Interest expense on the secured credit facility was $2.3 million and $2.9 million during the three months ended June 30, 2003 and 2002, respectively.

     Interest expense on the discount notes was approximately $7.8 million and $6.8 million during the three months ended June 30, 2003 and 2002, respectively.

     On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Interest expense accrued on the senior notes was approximately $6.0 million during the both three months ended June 30, 2003 and 2002. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account.

     Interest expense also includes approximately $800,000 and $600,000 during the three months ended June 30, 2003 and 2002, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $300,000 and $200,000 during the three months ended June 30, 2003 and 2002, respectively, in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the three months ended June 30, 2003 and 2002, was approximately $200,000 and $1.0 million, respectively.

     Income tax benefit. As a result of the impairment charge, we recorded a tax benefit of approximately $6.0 million due to the reduction of a deferred tax liability related to the intangibles. As of June 30, 2003, net deferred income taxes were zero.

     Preferred stock dividend. On May 1, 2001, our convertible preferred stock began paying a stock dividend at the rate of 7.5% per annum, payable semi-annually. The dividends are paid with additional shares of convertible preferred stock. Through June 30, 2003, we have issued an additional 5,486,298 shares of convertible preferred stock in payments of all dividends through April 30, 2003, including 1,141,206 shares on May 1, 2003.

     Other comprehensive income (loss). During 2001, we entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. The first swap expired on January 27, 2003, and the amounts effected remain unhedged. We do not expect the effect of the remaining swap to have a material impact to interest expense for the remainder of its life. Other comprehensive income of approximately $100,000 was recorded for the three months ended June 30, 2003.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

KEY METRICS

     Customer Additions. For the six months ended June 30, 2003 and 2002, the Company's net subscribers increased by approximately 39,100 and 41,000 customers, respectively. Gross activations during the first six months of 2003 were 7% higher than the same period in 2002. We expect our customer additions to be significantly reduced beginning in the third quarter of 2003.

     Cost Per Gross Addition. CPGA was $337 for the six months ended June 30, 2003, compared to $351 for the six months ended June 30, 2002. This decrease is primarily the result of an increase in gross activations in 2003 compared to 2002. Beginning in the third quarter, we expect CPGA to increase due in part to a reduction in new customers to offset fixed costs on a per customer basis.

     Cash Cost Per User. CCPU was $64 for the six months ended June 30, 2003, compared to $76 for the six months ended June 30, 2002. This decrease is primarily the result of an increase in our subscriber base. CCPU is expected to decrease going forward due to our workforce reductions.

     Churn. Churn for the six months ended June 30, 2003, was 2.8% compared to 3.2% for the six months ended June 30, 2002. This decrease in churn is a result of our efforts to increase the credit quality of our subscriber base. We believe that it is likely that churn will increase as a result of our actions taken on July 28, 2003, discussed above, possibly substantially.

     Average Revenue Per Unit. The following summarizes the components of ARPU for the six months ended June 30:

                                                    2003            2002
                                               -------------   -------------
       Service revenues
          Recurring........................    $          40   $          40
          Minute sensitive.................                9              13
          Features and other...............                3               3
                                               -------------   -------------
            Total service revenues.........               52              56
                                               -------------   -------------

       Roaming revenues....................               16              19
                                               -------------   -------------
              ARPU.........................    $          68   $          75
                                               -------------   -------------

     ARPU from minute sensitive revenues has declined as recent service plans are offering more minutes at a lower monthly charge due to increased competition in the wireless industry. These additional minutes have driven down the ARPU received when customers use more minutes than their plan allows. We anticipate this trend to continue on voice-only service plans.

     The reduction in the reciprocal roaming rate between Sprint and its PCS affiliates has caused a decline in the roaming ARPU. The Sprint PCS reciprocal roaming rate decreased to $0.058 per minute on January 1, 2003, compared to $0.10 during the first quarter of 2002. This rate decrease lowered revenue from the reciprocal roaming with Sprint and its PCS affiliates by approximately 42% for 2003.

     The following tables reconcile the non-GAAP financial measures discussed above for the six months ended June 30.

                                                              2003             2002
     Cost Per Gross Add (CPGA)                           --------------   --------------
        Selling and marketing........................    $  24,791,711    $  25,587,635
        Cost of equipment............................       10,828,768        8,661,289
        Equipment revenues...........................       (3,889,456)      (3,972,928)
                                                         --------------   --------------
          Total cost of gross additions..............    $  31,731,023    $  30,275,996
                                                         --------------   --------------

     Activations, excluding transfers................           94,100           86,200

        CPGA.........................................    $         337    $         351

                                                                2003            2002
     Cash Cost Per User (CCPU)                           --------------   --------------
        Cost of service..............................    $   90,655,941   $  77,390,376
        General and administrative...................        20,739,060      19,444,375
                                                         --------------   --------------
          Total cash costs...........................    $  111,395,001   $  96,834,751
                                                         --------------   --------------

     Average subscribers.............................           289,700         213,700

        CCPU.........................................    $           64   $          76

                                                                2003            2002
     Average Revenue Per User (ARPU)                     --------------   --------------
        Subscriber revenues..........................    $   91,436,720   $  72,115,533
        Roaming revenues.............................        27,376,568      23,935,240
                                                         --------------   --------------
          Total subscriber revenues..................    $  118,813,288   $  96,050,773
                                                         --------------   --------------

     Average subscribers.............................           289,700         213,700

                   ARPU..............................    $           68   $          75


RESULTS OF OPERATIONS

Revenues. The following table sets forth a breakdown of our revenues by type:

                                           For the Six Months Ended
                                                     June 30,
                                   ----------------------------------------
   (Dollars in thousands)                  2003                2002
                                   -------------------  -------------------
                                      Amount        %      Amount       %
                                   -----------  ------  -----------  ------
   Subscriber revenues             $    91,437     75%  $   72,116    72%
   Roaming revenues                     27,377     22%      23,935    24%
   Equipment revenues                    3,889      3%       3,973     4%
                                   -----------  ------  -----------  ------
   Total revenues                  $   122,703    100%  $  100,024   100%
                                   ===========  ======  ===========  ======

     Subscriber revenues. Subscriber revenues for the six months ended June 30, 2003, were approximately $91.4 million, compared to approximately $72.1 million for the six months ended June 30, 2002, an increase of approximately $19.3 million. The growth in subscriber revenues is primarily the result of the growth in our customer base. We provided PCS service to approximately 310,000 customers at June 30, 2003, compared to approximately 235,100 at June 30, 2002. The growth in subscriber revenue was reduced by decreases in ARPU resulting from lower minute sensitive revenue as subscribers are purchasing plans with more minutes included. We expect subscriber revenue to fall below or remain at their current levels for the remainder of the year.

     Roaming revenues. Roaming revenues increased from approximately $23.9 million during the six months ended June 30, 2002, to approximately $27.4 million for the six months ended June 30, 2002, an increase of approximately $3.5 million. This increase resulted from launching additional markets over the past year as well as expanding roaming agreements with wireless carriers, offset by the decrease in the reciprocal roaming rate described above. Excluding the effects of a change in the reciprocal roaming rate, we expect roaming revenues to remain at similar levels for the remainder of the 2003.

     Equipment revenues. Equipment revenues for the six months ended June 30, 2003, were approximately $3.9 million, compared to approximately $4.0 million for the six months ended June 30, 2002, representing a decrease of approximately $100,000. The decrease is attributable to a decline in the sales price of handsets as the average sales price, net of discounts and rebates, decreased to $67 for the six months ended June 30, 2003, from $107 for the same period in 2002, partially offset by an increase in the number of handsets sold. We expect the reduction in the number of company-owned Sprint PCS retail outlets to have a negative effect on equipment revenues.

     Cost of service. Cost of service for the six months ended June 30, 2003, was approximately $90.7 million, compared to approximately $77.4 million for the six months ended June 30, 2002, an increase of approximately $13.3 million. This increase reflects an the increase in roaming expense and long distance charges of approximately $1.4 million and the increase in costs incurred under our network services agreement with the Alliances of approximately $6.0 million, both as a result of our subscriber growth during the last half of 2002 and the first half of 2003. Additionally, cost of service in 2003 was higher than 2002 due to the increase in network operations, including tower lease expense, circuit costs and payroll expense, of approximately $2.1 million. Growth in our customer base resulted in increased customer care, activations, and billing expense of approximately $2.2 million and other variable expenses, including increased switching and national platform expenses of approximately $1.6 million. The workforce reduction discussed above is expected to have a positive impact on our cost of service.

     Cost of equipment. Cost of equipment for the six months ended June 30, 2003, was approximately $10.8 million, compared to approximately $8.7 million for the six months ended June 30, 2002, an increase of approximately $2.1 million. The increase in the cost of equipment is the result of the growth in our wireless customers. We sold approximately 58,400 handsets through our direct sales channels during the six months ended June 30, 2003, compared to approximately 37,100 during the same period in 2002. This was partially offset by the decreasing unit cost of the handsets. For competitive and marketing reasons, we have sold handsets to our customers below our cost and expect to continue to sell handsets at a price below our cost for the foreseeable future. Overall we expect cost of equipment to decline as an effect of the reduction in company-owned Sprint PCS retail stores.

     Selling and marketing expenses. Selling and marketing expenses decreased to approximately $24.8 million for the six months ended June 30, 2003, compared to approximately $25.6 million for the six months ended June 30, 2002, a decrease of approximately $800,000. This decease is attributable to a decline in subsidies paid to third parties of approximately $800,000. We expect significant reductions in selling and marketing expense due to the workforce reduction and corporate strategy of limiting our subscriber additions.

     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2003, were approximately $20.7 million compared to approximately $19.4 million in for the six months ended June 30, 2002, an increase of approximately $1.3 million. The increase reflects an increase in the Sprint PCS management fee of approximately $1.8 million, an increase in fees paid for outside financial services including bank group consultants, financial advisors, and legal advice of approximately $1.4 million and other general expenses of approximately $2.0 million. The increase was offset by a decrease in the provision for doubtful accounts of approximately $3.9 million as we continue to see positive effects from the increased credit quality of our subscriber base. In addition, the decrease in the provision for doubtful accounts was partially due to an approximately $900,000 non-recurring credit received from Sprint related to deposits that should have offset amounts previously written-off. Sprint corrected its error by rightfully remitting these funds to us in the first quarter of 2003.

     Non-cash compensation expense. We recorded approximately $300,000 and $300,000 for the three months ended June 30, 2003 and 2002, respectively, for certain stock options granted in November 1999. Stock-based compensation expense will continue to be recognized through the conclusion of the vesting period for these options in 2005. The annual non-cash compensation expense expected to be recognized for these stock options is approximately $600,000 in 2003, $200,000 in 2004, and $100,000 in 2005.

     Depreciation and amortization expense. Depreciation and amortization expenses increased by approximately $3.8 million to a total of approximately $21.2 million during the six months ended June 30, 2003. The increase reflects the continuing construction of our network as we funded approximately $63.1 million of capital expenditures during 2002.

     Impairment of intangible assets and property and equipment We were not in compliance with the loan covenants as of June 30, 2003. This created the need for an impairment assessment of our intangible assets and property and equipment as required by SFAS No. 144. As a result the Company recorded impairment on the intangible assets of approximately $39.2 million and on the property and equipment of approximately $34.6 million. During the second quarter of 2002, the Company had approximately $6.2 million of switching equipment become impaired as defined by SFAS No. 144. Accordingly, impairment expense for the three months ended June 30, 2002, includes $3.5 million of expense related to the impaired assets. We performed these valuations utilizing the best information available at the time. These impairment charges represent an estimate that may change in the future.

     Loss on sale of property and equipment. During the six months ended June 30, 2003, we incurred a loss of approximately $200,000 related to the disposal of assets from two of our closed retail stores and a planned store that never opened.

     Interest income and other, net. Interest income and other income for the six months ended June 30, 2003, was approximately $500,000 compared to approximately $1.7 million in 2002 and consisted primarily of interest income. This decrease was due primarily to a lower average balance of cash investments during 2003 as compared to 2002 and lower short-term interest rates.

     Interest expense, net. Interest expense for the six months ended June 30, 2003, was approximately $33.3 million, compared to approximately $28.2 million in 2002.

     At June 30, 2003, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.10%, while the interest rate on the $50.0 term loan B was 5.60%. Interest expense on the secured credit facility was $4.7 million and $3.9 million during the six months ended June 30, 2003 and 2002, respectively.

     We accrue interest at a rate of 14.00% annually on our discount notes issued in September 2000 and will pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $93.7 million at June 30, 2003. Interest expense accrued on the senior notes was approximately $12.0 million during both the six months ended June 30, 2003 and 2002. Interest expense on the discount notes was approximately $15.0 million and $13.2 million during the six months ended June 30, 2003 and 2002, respectively.

     Interest expense also includes approximately $1.5 million and $1.2 million during the six months ended June 30, 2003 and 2002, respectively, of amortization from the deferred financing fees related to our secured credit facility, our discount notes and our senior notes. Also contributing to interest expense was approximately $700,000 and $1.0 million during the six months ended June 30, 2003 and 2002, respectively, in commitment fees we paid on the unused portion of our secured credit facility.

     Capitalized interest during the six months ended June 30, 2003 and 2002, was approximately $600,000 and $3.1 million, respectively.

     Income tax benefit. As a result of the impairment charge, we recorded a tax benefit of approximately $6.0 million due to the reduction of a deferred tax liability related to the intangibles. As of June 30, 2003, net deferred income taxes were zero.

     Preferred stock dividend. On May 1, 2001, our convertible preferred stock began paying a stock dividend at the rate of 7.5% per annum, payable semi-annually. The dividends are paid with additional shares of convertible preferred stock. Through June 30, 2003, we have issued an additional 5,486,298 shares of convertible preferred stock in payments of all dividends through April 30, 2003, including 1,141,206 shares on May 1, 2003.

     Other comprehensive income (loss). During 2001, we entered into two two-year interest rate swaps, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. The first swap expired on January 27, 2003, and the amounts effected remain unhedged. We do not expect the effect of the remaining swap to have a material impact to interest expense for the remainder of its life. Other comprehensive income of approximately $500,000 was recorded for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company was not in compliance with its covenants with regards to its outstanding senior secured debt. The failure to comply with a covenant is an event of default under our secured credit facility, which gives the lenders the right to pursue remedies. These remedies could include acceleration of amounts due under the facility. If the lenders elect to accelerate the indebtedness under the facility, this would also represent a default under the indentures for our senior notes and discount notes (see "Note 7" in the "Notes to Consolidated Financial Statements") and would give Sprint certain remedies under our Consent and Agreement with Sprint. The Company does not have sufficient liquidity to repay all of the indebtedness under these obligations. Horizon PCS's independent auditors' report dated March 4, 2003 states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

     On August 15, 2003, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

     If we are not able to successfully emerge from bankruptcy, or if the lenders take possession of our existing cash balances, we will not be able to fund our current operations, capital expenditures and debt service requirements as contemplated in our business plan. There can be no assurance that our creditors will support our proposed reorganization, that any Reorganization Plan we submit will be confirmed by the bankruptcy court, or that it will not be subsequently modified. If we are not successful, the lenders under our senior credit facilities will be entitled to exercise their remedies under the senior credit facility, which includes the right to foreclose upon their collateral, which includes our existing cash balances. As a result, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery to which our secured and unsecured creditors would receive in such a liquidation.

     The realization of the Company's assets and repayment of its liabilities is subject to significant uncertainty. There can be no assurance that the Company will successfully recapitalize its balance sheet, and meet the other conditions necessary to emerge from bankruptcy, or that its liquidity and capital resources will be sufficient to maintain its normal operations. The ability of the Company to continue as a going concern is dependent upon a number of factors including, but not limited to, emergence from bankruptcy, customer and employee retention, and the Company's ability to continue to provide quality services. The bankruptcy negotiations could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of any change in business strategy or business plans as a result of these negotiations.

     The Company has taken, or intends to take, in the context of the Bankruptcy case, the following steps to minimize its use of cash and continue operations:

     o Entering into negotiations with Sprint to adjust the amounts charged by Sprint to the Company under the Sprint management agreements to improve the Company's cash flow from operations.

     o Entering into negotiations with the lenders under our senior credit facility.

     o Entering into negotiations or arbitration with the Alliances to reduce the amounts charged by the Alliances to the Company under the network agreements to improve the Company's cash flow from operations.

     o Pursuing means to reduce operating expenses by critically analyzing all expenses and entering into pricing negotiations with key vendors.

     o    Consider closing or limiting service in our under performing markets.

     o    Closing or reducing operations at approximately 32 stores.

     o    Laying off approximately 300 employees.

     The Company would need to be successful in these efforts to be in position to execute its business plan and achieve positive cash flow. The Company can give no assurance that it will be successful in these efforts. In its discussions with Sprint, Sprint has effectively refused to modify the fee structure as needed under the first item listed above.

     On July 17, 2003, Horizon PCS withheld payment on, and filed a dispute with respect to, a substantial portion of the invoice from Sprint PCS for services rendered in May 2003. On August 11, 2003, Horizon PCS withheld payment on, and filed a dispute with respect to, a substantial portion of the invoice from Sprint PCS for services rendered in June 2003.

     The Company has engaged Berenson & Company, an investment banking firm, to assist in its efforts to renegotiate or restructure its equity, debt and other contractual obligations.

     As discussed in our 10-K and other prior SEC filings, we have been in discussions with Sprint to negotiate more favorable and economically viable support charges from Sprint. Our original business model established our expenses from Sprint based on the discussions and agreements centered around the original management agreement. Throughout the last several years, Sprint has progressively increased the amounts charged to us, both in the form of higher fees and additional charges, such as the 3G costs, some of which, in our view, are not substantiated and are not supported by the Sprint/Horizon PCS management agreement. Regardless, these charges are significantly higher than our original business model. In addition, Sprint has continually lowered the monthly recurring charge offered to subscribers, while increasing the minute allotment. This has resulted in lower revenue both from the recurring fee and from overtime usage. Lastly, the NDASL program engineered by Sprint in 2001 and 2002 resulted in an economic disaster for both Sprint and the affiliates. We, along with the other affiliates, expended millions of dollars to acquire those subscribers, only to see the subscriber either not pay their bill or churn after a short period of time as a customer, thus negatively impacting our cash flow. These additional charges and reduced revenue per subscriber have impaired us to the point of our current operating environment, including non-compliance with our EBITDA covenant in the second quarter of 2003.

     We approached Sprint in the first quarter with an economic proposal, which we deemed to be fair and one that would allow us to operate well into the future. We asked for fee relief and Sprint declined and refused to assist us. As recently as early July, we went back to Sprint with a more moderate proposal that contemplated significant concessions by our creditors. Again, Sprint declined our offer and failed to offer a counterproposal. We believe our proposals were ones that benefited both parties and maximized the value of our company. In our view, Sprint's offerings and decisions, including the items mentioned above, have had a negative impact on our business. Two peer affiliates, IPCS and US Unwired, are currently suing Sprint, citing several wrongful actions in the operations and charges made by Sprint. We have been evaluating these lawsuits carefully as we consider our future actions.

     In addition, we continue to review any and all alternatives within our operating rights, including raising prices and lowering the cost of acquisition of a subscriber, in order to remain financially viable. We have withheld payments to Sprint with respect to invoices for alleged services under the Sprint PCS agreements, as discussed in Note 8 in the "Notes to Interim Consolidated Financial Statements."

     Financing Overview. The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with our financing based on contractual level of long-term indebtedness:

                                                             Years Ending December 31,
(Dollars in millions)              -------------------------------------------------------------------------------
                                       2003         2004          2005          2006          2007      Thereafter
                                   -----------  ------------  ------------  ------------  ------------  ----------
Secured credit facility,
  due 2008.....................    $    155.0   $    146.7    $    126.5    $     99.7    $     71.6    $     --
     Variable interest rate (1)           5.12%        5.12%         5.12%         5.12%         5.12%        5.12%
     Principal payments........    $     --     $      8.3    $     20.2    $     26.8    $     28.1    $    71.6
Discount notes, due 2010 (2)...    $    217.5   $    253.1    $    283.7    $    286.1    $    288.5    $     --
     Fixed interest rate.......          14.00%       14.00%        14.00%        14.00%        14.00%       14.00%
     Principal payments........    $     --     $     --      $     --      $     --      $     --      $   295.0
Senior notes, due 2011.........    $    175.0   $    175.0    $    175.0    $    175.0    $    175.0    $     --
     Fixed interest rate.......          13.75%       13.75%        13.75%        13.75%        13.75%       13.75%
     Principal payments........    $     --     $     --      $     --      $     --      $    --       $   175.0

____________________
(1) Interest rate on the secured credit facility equals LIBOR plus a margin that varies from 400 to 450 basis points. At June 30, 2003, $25.0 million was effectively fixed at 7.65% through an interest rate swap discussed in "ITEM 3. Quantitative and Qualitative Disclosures About Market Risk". The nominal interest rate is assumed to equal 5.12% for all periods ($50.0 million at 5.60% and $105.0 million at 5.10%).
(2) Face value of the discount notes is $295.0 million. End of year balances presented herein are net of the discount and net of the related warrant value and assume accretion of the discount as interest expense at an annual rate of 14.00%.

     Statement of Cash Flows. At June 30, 2003, we had cash and cash equivalents of approximately $46.5 million and working capital deficit of approximately $489.4 million. At December 31, 2002, we had cash and cash equivalents of approximately $86.1 million and working capital of approximately $87.6 million. The decrease in cash and cash equivalents of approximately $39.6 million is primarily attributable to the funding of our loss from continuing operations of approximately $152.7 million (this loss includes certain non-cash charges) and funding our capital expenditures of approximately $5.6 million during the first six months of 2003.

     Net cash used in operating activities for the six months ended June 30, 2003, was approximately $34.0 million. This reflects the continuing use of cash for our operations to build our customer base, including but not limited to providing service in our markets and the costs of acquiring new customers. As discussed in Note 10 in the "Notes to Interim Consolidated Financial Statements," the Company has taken significant steps to improve the net cash from operations. The Company is reviewing all phases of operations and capital expenditures, to reduce the amount of cash needed for operations.

     Net cash used in investing activities for the six months ended June 30, 2003, was approximately $5.6 million, consisting of capital expenditures to upgrade our network. We expect future capital expenditures to be much less than 2002 and similar to the half of 2003 level as we focus more on the operation and maintenance of our network and less on build out and expansion.

     Credit Ratings. At June 30, 2003, the discount notes were rated by Standard and Poors ("S&P") as "CCC+" with a negative outlook, which means an obligation "is currently vulnerable to nonpayment and is dependent upon favorable business, financial, and economic conditions for the obligor to meet its financial commitment on the obligation. In the event of adverse business, financial, or economic conditions, the obligor is not likely to have the capacity to meet its financial commitment on the obligation." At June 30, 2003, Moody's Investors

Services ("Moody's") rated the notes as "C", which is Moody's lowest bond rating. The CUSIP on the discount notes is 44043UAC4.

     At June 30, 2003, the senior notes were rated by S&P as "CCC+" with a negative outlook. Moody's rated the senior notes as "C," which is Moody's lowest bond rating. The CUSIP on the senior notes is 44043UAH3.

     Funding Requirements. At June 30, 2003, we had a $95.0 million line of credit, with certain restrictions discussed above, committed under our secured credit facility. However, this line of credit is not available due to our violation our debt covenants.

     Due to our actions on July 28, 2003, we expect a significant reduction in our funding needs for the remainder of 2003. For the six months ended December 31, 2003, we anticipate our funding needs will be less than $10.0 million, including projected operating cash losses, cash interest payments and capital expenditures. The actual funds required to build-out and upgrade our network and to fund operating losses, working capital needs and other capital needs may vary materially from these estimates and additional funds may be required because of unforeseen delays, cost overruns, unanticipated expenses, unplanned charges from Sprint, regulatory changes, engineering design changes and required technological upgrades and other technological risks.

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

     Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint's credit policy. However, our historical write-off and receivables trends for our wireless customers are limited due to the recent launch of new markets. The following table provides certain statistics on our allowance for doubtful accounts receivable for the periods ended June 30:

                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                 ---------------------------        ---------------------------
                                                      2003         2002                 2003        2002
                                                 ------------- -------------        ------------- -------------

Provision as a % of subscriber revenue........              5%           11%                   4%           10%
Write-offs, net of recoveries as a % of
  subscriber  revenue.........................              4%           10%                   5%           10%
Allowance for doubtful accounts as a % of
  accounts receivable.........................              8%           10%                   8%           10%


     During the second half of 2001 and first half of 2002, a significant number of our customer additions were under the no deposit account spending limit ("NDASL") program. These lower credit quality customers activated under the NDASL program led to higher churn rates and an increased amount of bad debt during 2002 as a significant number of these customers were disconnected and written-off. Sprint has discontinued the NDASL program and replaced it with Clear Pay, which tightened credit restrictions, and Clear Pay II, which re-instituted deposit requirements for most lower credit quality customers and introduces additional controls on loss exposure. In addition, we've focused our marketing efforts into recruiting higher quality customers. As a result, our percentage of prime credit customers in our subscriber portfolio increased to 75% at June 30, 2003, up from its lowest percentage of 65% at March 31, 2002. The improvement of our subscriber base has reduced our exposure to write-offs. In addition, during the first quarter of 2003, we received approximately $900,000 for deposits Sprint had retained through August of 2002, that should have been used to offset write-offs. We applied this refund as a reduction to bad debt expense, recognized in our financial results in the first quarter of 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

     In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The application of SFAS No. 149 is not expected to have a material effect on the Company's consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted SFAS No. 146 on January 1, 2003, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

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

         (Dollars in millions)                       At June 30, 2003
                                         ---------------------------------------
                                            Balance    Market rate    Swap rate
                                         ------------  ------------ ------------
         Swap 2.....................         $25.0         5.60%        7.65%

     Since our swap interest rate is currently greater than the market interest rate on our underlying debt, our results from operations currently reflect a higher interest expense than had we not hedged our position. At June 30, 2003, the Company recorded approximately $67,000 in other comprehensive gains related to swap gains on the balance sheet.

     While we cannot predict our ability to refinance existing debt, we continue to evaluate our interest rate risk on an ongoing basis. If we do not renew our swaps, or, if we do not hedge incremental variable-rate borrowings under our secured credit facility, we will increase our interest rate risk, which could have a material impact on our future earnings. As of June 30, 2003, approximately 79% of our long-term debt is fixed rate or is variable rate that has been swapped under fixed-rate hedges, thus reducing our exposure to interest rate risk. Currently, a 100 basis point increase in interest rates would increase our interest expense approximately $1.3 million annually.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the Company. With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of June 30, 2003.

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

     Because of our reliance on Sprint for financial information, the Company must depend on Sprint to design adequate internal controls with respect to the processes established to provide this data and information to the Company and Sprint's other network partners. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. These reports are provided annually to the Company.

     The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon the Company's Disclosure Controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to give reasonable assurance that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls during the quarter ended June 30, 2003.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of June 30, 2003, the Company was not in compliance with its covenants with regards to its senior secured debt. The failure to comply with a covenant is an event of default under our secured credit facility, which gives the lenders the right to pursue remedies. On August 15, 2003, the lenders elected to accelerate the amounts due under the facility. This acceleration also represents a default under the indentures for our senior notes and discount notes (see "Note 7" in the "Notes to Consolidated Financial Statements") and may give Sprint certain remedies under our Consent and Agreement with Sprint. The Company does not have sufficient liquidity to repay all of the indebtedness under these obligations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

RISK FACTORS

BANKRUPTCY RELATED RISK FACTORS

     Our operations may be disrupted due to the filing of the Chapter 11 proceeding. On August 15, 2003, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The impact that the Chapter 11 cases may have on our operations cannot be accurately predicted or quantified. For instance, due to the Bankruptcy Case, potential customers may refuse to use our services, key vendors may refuse to do business with us or key employees may leave the Company. The continuation of the Chapter 11 cases could further adversely affect our operations and our current and potential relationships with our customers, employees, suppliers, and other representatives.

     Any plan of reorganization that we propose may not be acceptable to our creditors and other stakeholders and/or may not be confirmed by the Bankruptcy Court. If our Reorganization Plan is not confirmed and/or an alternative reorganization cannot be agreed upon, it is possible that we may try to sell our company under Section 363 of Chapter 11 of the Bankruptcy Code.

     Our capital stock and high-yield notes are unsecured and located at our holding company, and as a result, a restructuring of our debt may substantially reduce the value of our notes and capital stock, potentially to zero. We operate our business through subsidiaries and have no material assets at our holding company, Horizon PCS, Inc., other than equity investments in our two operating companies, Percom and Bright. Our holding company is the issuer of our capital stock and our high-yield notes. Our high yield notes are guaranteed by our operating subsidiaries. The only material assets of our holding company, the equity investments in our subsidiaries, are pledged as collateral to our senior secured creditors. Generally, the rights and claims of various creditors and security holders would be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., our senior secured debt) of a debtor need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. We may propose material reductions in our level of senior secured debt and believe that this may be required to have a feasible Reorganization Plan. As a result, a plan of reorganization could result in holders of our capital stock and bonds receiving little or no value as part of the plan of reorganization.

     WE DO NOT HAVE SUFFICIENT CASH AND CASH COMMITMENTS TO ENABLE US TO PURSUE OUR DESIRED BUSINESS PLAN TO ACHIEVE POSITIVE CASH FLOW.

     Our business and prospects have been significantly adversely affected by a number of factors. These factors include the general economic recession in the U.S., the significant slow down in subscriber acquisition over the past year throughout most of the wireless telecommunications industry, aggressive pricing competition which has developed within the wireless telecommunications industry, the greater than expected churn which we have suffered and several factors which arise from our relationship with Sprint. As a result of these and other factors, we likely will not have sufficient cash and cash commitments to enable us to pursue our desired business plan to achieve positive cash flow.

OTHER RISK FACTORS RELATED TO OUR INDEBTEDNESS

     OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR LONG-TERM DEBT OBLIGATIONS.

     As of June 30, 2003, our total debt outstanding was $531.3 million, comprised of $155.0 million borrowed under our secured credit facility, $175.0 million due under our senior notes issued in December 2001 and $295.0 million represented by our discount notes (which are reported on our balance sheet at June 30, 2003, net of a discount of approximately $93.7 million).

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

RISK FACTORS RELATED TO OUR BUSINESS

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

     Under the amended Sprint PCS agreement, portions of the New York, Sunbury, Williamsport, Oil City, Dubois, Erie, Meadville, Sharon, Olean, Jamestown, Scranton, State College, Stroudsburg, Allentown and Pottsville markets were required to be completed and launched by October 31, 2001. Although we launched service in portions of each of these markets, we did not complete all of the build-out requirements. We notified Sprint in November 2001 that it was our position that the reasons for the delay constitutes events of "force majeure" as described in the Sprint PCS agreements and that, consequently, no monetary penalties or other remedies were applicable. The delay was primarily caused due to delays in obtaining the required backhaul services from local exchange carriers and zoning and other approvals from governmental authorities. On January 30, 2002, Sprint notified us that, as a result of these force majeure events, it does not consider our build-out delay to be a breach of the Sprint PCS agreement. We agreed to use commercially reasonable efforts to complete the build-out by June 30, 2002. In January 2003, we and Sprint agreed to extend the scheduled completion date for 21 sites in Pennsylvania and New York and agreed to eliminate 25 sites from our build-out. We believe that we are in substantial compliance with our build-out requirements.

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

     Prior to the Alliances' bankruptcy filing, Horizon had asserted that the Alliances had overcharged Horizon for services that were neither authorized nor contemplated by the network services agreement. As a result of the Alliances' bankruptcy filing, Horizon was at risk that any subsequent payments that it would make for services under the network services agreement could impair its setoff or recoupment rights with respect to its claim for a repayment of the unauthorized charges. Consequently, Horizon declined to make a scheduled payment of $3.0 million to the Alliances on March 11, 2003 for services rendered by the Alliances in January 2003 and, on that date, filed a motion in the Alliances' bankruptcy case to protect its rights.

     On March 24, 2003, Horizon and the Alliances entered into a Stipulation which provided that Horizon would pay the January 2003 and February 2003 invoices, the bankruptcy court would provide procedural protection of Horizon's claim and the parties would move forward to settle or arbitrate the merits of Horizon's claim. On March 26, 2003, the Court in the NTELOS bankruptcy case approved the Stipulation. On August 11, 2003, we filed a demand for arbitration with the American Arbitration Association with respect to our claims. On August 11, 2003, NTELOS provided a notice that the Company was in default in the payment of fees under the Network Services Agreement and reserved its right to terminate the Agreement at the expiration of a 10 business day cure period. On August 14, 2003, NTELOS filed its Answering Statement and Counterclaims, asserting counterclaims in excess of $12 million.

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

     One of the network partners, iPCS, Inc., recently filed a chapter 11 bankruptcy petition. In connection with its bankruptcy filing, iPCS filed a Complaint against Sprint Corporation and Sprint PCS alleging that Sprint PCS breached its management agreement and services agreement with iPCS, seeking an equitable accounting of alleged overcharges and underpayments by Sprint PCS to iPCS, and seeking specific performance of (i) Sprint PCS' obligation to purchase the operating assets of iPCS by virtue of iPCS' purported exercise of its contractual "put" right as a result of the alleged material breaches, and (ii) Sprint's obligation to pay an increased share of Collected Revenue as a result of iPCS' lenders issuing a notice of acceleration. Finally, iPCS alleges that Sprint Corporation is liable on each of the claims because it allegedly controls, authorizes, directs and/or ratifies the conduct of Sprint PCS under the management agreement and services agreement. In July, 2003, another Sprint network partner, US Unwired filed a suit against Sprint alleging that Sprint has violated racketeering and corruption laws, breached fiduciary duty and committed fraud. Because we believe that these lawsuits allege conduct under agreements which are similar to our Sprint agreements, we are reviewing them to determine the extent to which the factual and legal assertions have similarities to our relationship with Sprint.

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

     Under the Sprint PCS agreements, Sprint has a substantial amount of control over the conduct of our business. Conflicts between us may arise, and these conflicts may not be resolved in our favor. The conflicts and their resolution may harm our business. For example:

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

     We anticipate that market prices for two-way wireless voice services and products generally will continue to decline as a result of increased competition. Consequently we may be forced to increase spending for advertising and promotions. Increased competition also may lead to continued increases in customer churn. Those trends could cause additional losses from operations.

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

     SPRINT MAY REQUIRE US PAY ADDITIONAL FEES THAT COULD NEGATIVELY EFFECT OUR RESULTS OF OPERATIONS.

     Recently, Sprint has sought to increase service fees connection with its development of 3G-related back-office systems and platforms. The Company, along with other PCS affiliates of Sprint, is currently disputing the validity of Sprint's right to pass through this fee to the affiliates. If this dispute is resolved unfavorably to the Company, then Horizon PCS will incur additional expenses.

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

     Horizon Telcom beneficially owns approximately 55.6% of our outstanding common stock on fully diluted basis as of June 30, 2003. In addition, the shares held by Horizon Telcom are class B shares, which have ten votes per share. The class A shares have only one vote per share. As a result, Horizon Telcom holds approximately 83.0% of the voting power on a fully diluted basis at June 30, 2003. Horizon Telcom will have the voting power to control the election of our board of directors and it will be able to cause amendments to our restated certificate of incorporation or our restated bylaws. Horizon Telcom also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders or the holders of our notes. For example, Horizon Telcom will have the power to prevent, delay or cause a change in control of our company and could take other actions that might be favorable to Horizon Telcom, but not necessarily to other stockholders. This may have the effect of delaying or preventing a change in control. In addition, Horizon Telcom is controlled by members of the McKell family, who collectively own approximately 60.7% of the voting interests of Horizon Telcom. Therefore, the McKell family, acting as a group, may be able to exercise indirect control over us.

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

     Horizon Telcom controls approximately 83.0% of the voting power of our shares on a fully diluted basis. Horizon Telcom is engaged in a diverse range of telecommunications-related businesses, such as local telephone services and Internet services, and these businesses may have interests that conflict or compete in some manner with our business. Horizon Telcom is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so. Any conflicts that may arise between us and Horizon Telcom or any of its affiliates or any loss of corporate opportunity to Horizon Telcom that may otherwise be available to us may impact our financial condition or results of operations because these conflicts of interest or losses of corporate opportunities could result in a loss of customers and, therefore, business. Because Horizon Telcom will be able to control the outcome of most conflicts upon which stockholders could vote and because it will have the voting power to control our board of directors, conflicts may not be resolved in our favor.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit No.    Description
     -----------    -----------

      3.1*          Amended and Restated Certificate of Incorporation of Horizon
                    PCS.

      3.2*          Bylaws of Horizon PCS.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1           Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

     32.2           Certification  pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.

----------------
     * Incorporated by reference to the exhibit with the same number previously filed by the Registrant on Form S-4 (Reg. No. 333- 51238).

(B)  REPORTS ON FORM 8-K

     1. On May 5, 2003, the Company filed a Current Report on Form 8-K regarding its earnings press release for the quarter ended March 31, 2003.

     2. On July 31, 2003, the Company filed a Current Report on Form 8-K regarding its work force reduction, store closings and cost reduction efforts

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersign thereunto duly authorized.

                                        HORIZON PCS, INC.
                                        ----------------------------------------
                                        Registrant


    Date: August 15, 2003               By: /s/  William A. McKell
          -----------------                 ------------------------------------
                                            William A. McKell
                                            Chief Executive Officer


    Date: August 15, 2003               By: /s/  Peter M. Holland
          -----------------                 ------------------------------------
                                            Peter M. Holland
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Chief Accounting Officer)


                                      -49-
1637446