Form 10-K
period 2004-12-31
HORIZON PCS INC
filed 2005-03-31
CIK 1113920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 333-51240

HORIZON PCS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1707839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

68 Main Street, Chillicothe, OH	45601-0480	(740) 772-8200
(Address of Principal Executive offices)	(Zip Code)	(Phone Number)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

As of June 30, 2004, the last business day of the registrant’s most recently completed second quarter, there was no established trading market for the registrant’s common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 30, 2005, there were 9,013,317 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

i

Part  I

Forward-Looking Statements

This annual report on Form 10-K contains statements about future events and expectations that are “forward-looking statements.” These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative use of these terms or other comparable terminology.  Any statement in this annual report on Form 10-K that is not a statement of historical fact may be deemed to be a forward-looking statement.  All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements.  These forward-looking statements include, but are not limited to:

•                                          statements regarding our anticipated revenues, expense levels, liquidity and capital resources and operating losses;

•                                          statements regarding our business strategy; and

•                                          statements regarding expectations or projections about markets in our territory.

Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that such expectations will prove to be correct or that our goals will be achieved.  Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements.  These forward-looking statements are made as of the date of this annual report on Form 10-K.  We assume no obligation to update or revise them or provide reasons why actual results may differ.  Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•                                          the impact of our proposed merger with iPCS, Inc. and any effects of a failure of the proposed merger to be consummated;

•                                          the impact of the proposed merger of Sprint and Nextel;

•                                          the impact of the recent modification of our affiliation agreements with Sprint PCS;

•                                          the impact of our recently completed bankruptcy proceedings;

•                                          our dependence on our affiliation with Sprint PCS;

•                                          the ability of Sprint PCS to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

•                                          our dependence on back-office services, such as billing and customer care, provided by Sprint PCS;

•                                          changes or advances in technology;

•                                          competition in the industry and markets in which we operate;

•                                          our ability to attract and retain skilled personnel;

•                                          our potential need for additional capital or the need to refinance any existing indebtedness;

•                                          our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

•                                          the potential impact of wireless local number portability;

•                                          changes in government regulation;

•                                          future acquisitions;

•                                          the competitiveness and impact on us of Sprint PCS’ pricing plans and Sprint PCS products and services;

•                                          our subscriber credit quality;

•                                          continued high rate of subscriber turnover;

•                                          the potential for inaccuracies in the financial information provided to us by Sprint PCS;

•                                          our rates of penetration in the wireless industry and in our markets;

•                                          our significant level of indebtedness;

•                                          the impact and outcome of legal proceedings between other Sprint PCS network partners and Sprint PCS;

•                                          adequacy of bad debt and other reserves;

•                                          our anticipated future losses;

•                                          our subscriber purchasing patterns;

•                                          subscriber satisfaction with our network and operations;

•                                          risks related to future growth and expansion, including subscriber growth;

•                                          general economic and business conditions;

•                                          possible risks associated with eventual compliance with section 404 of the Sarbanes Oxley Act; and

•                                          effects of mergers and consolidations within the wireless telecommunications industry, particularly business combinations involving Sprint or affiliates of Sprint, and unexpected announcements or developments from others in the wireless telecommunications industry.

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding several of the risks and uncertainties.  We strongly urge you to review and consider the risk factors set forth in Exhibit 99.1.

Item 1.            Business

Unless the context requires otherwise, references in this report to “the Company,” “we,” “our,” “us” and similar expressions refer to Horizon PCS, Inc. and its consolidated subsidiaries.  References in this annual report on Form 10-K to us as a provider of digital wireless personal communications services (“PCS”) or similar phrases generally refer to our building, owning and managing our portion of the Sprint PCS wireless network pursuant to our PCS affiliation agreements with Sprint.  Sprint holds the spectrum licenses for our service territory.

As used herein, unless the context otherwise requires: (i) “Sprint PCS” refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P.; (ii) “Sprint” refers to Sprint Corporation and its affiliates; (iii) a “PCS Affiliate of Sprint” is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates or their successors; and (iv) “Sprint PCS products and services” refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, offered under the Sprint brand name.

Statements in this annual report on Form 10-K regarding Sprint or Sprint PCS are derived from information contained in our affiliation agreements with Sprint PCS, periodic reports and other documents filed by Sprint with the SEC or press releases issued by Sprint or Sprint PCS.

Market data and other statistical information used throughout this annual report on Form 10-K are based on independent industry publications, government publications, reports by market research firms and other published independent sources, as well as information provided to us by Sprint. Some data are also based on our good faith estimates, which estimates are derived from our review of internal surveys and independent sources, including information provided to us by Sprint and the U.S. Census Bureau.  Although we believe these sources are reliable, we have not independently verified the information.

This annual report on Form 10-K contains trademarks, service marks and trade names of companies and organizations other than us.  Other than with respect to Sprint, our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

Overview

We are a PCS Affiliate of Sprint PCS with the exclusive right to provide digital wireless personal communications services, or PCS, under the Sprint brand name to a total population of approximately 7.4 million in our licensed territory. Our territory is generally located between Sprint PCS’ Chicago, New York and Knoxville markets and connects 12 major Sprint PCS markets.  We offer national and local calling plans designed by Sprint PCS.  As a PCS Affiliate of Sprint PCS, we market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors such as RadioShack and Best Buy, and our local third-party distributors.  At December 31, 2004, our licensed territory had a total population of approximately 7.4 million residents, of which our wireless network covered approximately 5.4 million residents.  This estimate is based upon estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates provided to us by Sprint.  At December 31, 2004, we had approximately 183,100 subscribers in all our markets.

We own and are responsible for building, operating and managing our portion of the Sprint PCS network located in our territory.  Sprint PCS, along with the PCS Affiliates of Sprint, operates one of the largest 100% digital, nationwide wireless networks in the United States.  Our portion of the Sprint PCS network is designed to offer a seamless connection with the rest of the nationwide wireless network of Sprint PCS.  Like Sprint PCS, we utilize code division multiple access, or CDMA, technology across our territory.  We are in compliance with applicable Sprint PCS build-out requirements for our networks.  We do not own any of the FCC licenses that we use to operate our wireless network and our operations and revenues are substantially dependent on the continuation of our affiliation with Sprint PCS.  Additionally, our affiliation agreements with Sprint PCS give Sprint PCS a substantial amount of control over factors that significantly affect the conduct of our business.

Horizon PCS, Inc. was formed in 2000 as the holding company of Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, both of which are the parties to our affiliation agreements with Sprint PCS.

Recent Developments

Merger Agreement with iPCS, Inc.

On March 17, 2005, we entered into an Agreement and Plan of Merger with iPCS, Inc. (“iPCS”), another PCS Affiliate of Sprint, pursuant to which we will be merged with and into iPCS.  Pursuant to the merger, each issued and outstanding share of our common stock will be converted into 0.7725 shares of common stock of iPCS, subject to adjustments for subsequent issuances of warrants, stock dividends and other similar transactions.  Outstanding options to purchase our common stock will be converted into options to purchase common stock of iPCS.  The new options will have the same terms and conditions as the old options, except that the number of shares of iPCS common stock for which the options may be exercised and the exercise price of such options will be adjusted based upon the exchange ratio. For accounting purposes, iPCS will be the acquirer.

If the merger is consummated, the board of directors of iPCS will consist of three members of our board of directors, three members designated by iPCS and Timothy M. Yager, currently chief executive officer of iPCS.

The merger is subject to approval by the holders of a majority of the shares of our common stock and approval by the holders of a majority of the shares of  iPCS common stock.   In addition, the merger is subject to the clearance or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the approval of the Federal Communications Commission and the satisfaction of other customary closing conditions.

The merger agreement may be terminated under certain circumstances, including if we or iPCS receive and decide to accept an unsolicited, superior offer.  The merger is expected to be consummated in the second or third quarter of 2005.

If the merger is consummated, our 11 3/8% senior notes due 2012 (the “senior notes”) will become the direct obligations of iPCS.  As of March 17, 2005, assuming the merger had been consummated on such date, iPCS, as the surviving company, would have had $290.0 million of indebtedness for borrowed money on a pro forma basis.

The Reorganization

We sustained a net loss of $176.9 million for the fiscal year ended December 31, 2002, and, on August 15, 2003, we and our wholly owned subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services LLC, filed voluntary petitions with the United States Bankruptcy Court for the Southern District of Ohio seeking relief from our creditors pursuant to Chapter 11 of the Bankruptcy Code.  Our decision to file was based on a combination of factors including weakness in the wireless telecommunications industry and the economy generally and increased operating losses that we believe were caused in part by actions of Sprint PCS.  We believe actions by Sprint PCS made it difficult for us to comply with our debt service obligations, which resulted in a covenant default under our senior secured credit facility and the subsequent acceleration of the indebtedness under our senior secured credit facility.  As a result, we filed for Chapter 11 protection in order to preserve, protect and maximize assets while restructuring our business and financial obligations and addressing issues with Sprint PCS.  In connection with our bankruptcy filing, we filed a complaint against Sprint Corporation and certain of its affiliates alleging several claims, including a claim that Sprint PCS breached its affiliation agreements with us.

On June 1, 2004, the Bankruptcy Court authorized the offering of $125.0 million aggregate principal amount of our senior notes.  Our subsidiary, Horizon PCS Escrow Company, completed the private offering of the senior notes on July 8, 2004.  Horizon PCS Escrow Company was a recently formed, wholly owned, indirect subsidiary of Horizon PCS, Inc., created solely to issue the senior notes and to merge with and into us upon consummation of the transactions provided for in our confirmed Plan of Reorganization.  In connection with the reorganization, Horizon PCS Escrow Company was merged into Horizon PCS, Inc., and the senior notes became our unsecured senior obligations and are guaranteed by all of our subsidiaries.

On June 27, 2004, we filed our Plan of Reorganization with the Bankruptcy Court.  We amended our Plan of Reorganization on August 12, 2004 and September 20, 2004.  The Plan of Reorganization included a classification of claims against us and specified how each class of claims would be treated upon confirmation of the Plan of Reorganization.

On September 21, 2004, the Bankruptcy Court confirmed the amended Plan of Reorganization and it became effective on October 1, 2004.

Our bankruptcy permitted us to implement a series of network cost savings initiatives.  We changed the architecture of our network to make our backhaul network more efficient; we consolidated our traffic onto fewer circuits and rejected unnecessary circuit leases; and we rejected leases for on-site back-up generators and unlaunched tower sites that we believed were unnecessary.

The Sprint Transaction

Prior to June 15, 2004, we provided service in most of our former Virginia and West Virginia markets through a network services agreement with Virginia PCS Alliance, L.C. and West Virginia PCS Alliance, L.C. (collectively doing business as “NTELOS”).  Under this agreement, we were entitled to use NTELOS’ wireless network and equipment to provide services to our subscribers in these markets.  We paid NTELOS usage charges based on our subscribers’ use of the NTELOS network.  The operation of our NTELOS markets in Virginia and West Virginia generated substantial operating losses as a result of the amounts that we pay Sprint PCS under our affiliation agreements and the amounts that we paid NTELOS under our network services agreement.

On May 12, 2004, we executed two related agreements with Sprint PCS, which pertained to the sale of most of our assets in our NTELOS markets to Sprint PCS, the termination of our contractual relationship with Sprint PCS in our NTELOS markets in Virginia and West Virginia and the settlement of existing litigation and billing disputes between Sprint PCS and us.  On June 1, 2004, the Bankruptcy Court approved the transactions and the related agreements, and on June 15, 2004, the parties closed the Sprint Transaction.

Under an asset purchase agreement, Sprint PCS paid us approximately $33.0 million, net of our payment of $4.0 million to settle disputed charges, to acquire our economic interests in approximately 92,500 subscribers in our NTELOS markets in Virginia and West Virginia.  In addition, under the agreement we transferred to Sprint PCS seven retail store leases and related store assets in these markets, with a net book value of approximately $1.6 million.  At the closing, Sprint PCS assumed responsibility for the marketing, sales and distribution of Sprint PCS products and services in these areas.  Pursuant to a motion we filed with the Bankruptcy Court, we rejected our network service agreement with NTELOS, effective upon the closing of the Sprint Transaction.

We also signed a related settlement agreement and mutual release with Sprint, which resulted in a dismissal of the litigation brought by us against Sprint in August 2003 and the settlement of a series of billing disputes raised by us since May 2003.  In our lawsuit against Sprint, we alleged that Sprint PCS had breached our affiliation agreements, generally with respect to amounts billed to us under those agreements.  We also alleged breaches of fiduciary duties, violations of federal and state statutes and other claims.  With respect to our billing disputes, we had disputed charges for services rendered by Sprint PCS from May 2003 through the date of our settlement agreements.  Under the settlement agreement and mutual release, Sprint PCS released us from all of its claims for these charges in return for the payment by us of $4.0 million, and we released Sprint from all of our claims against it.  The settlement also resulted in the forgiveness of $16.2 million of amounts owed to Sprint, offset by our forgiveness of $5.5 million of receivables from Sprint PCS.

Fresh-Start Accounting

Pursuant to American Institute of Certified Public Accountants, or “AICPA,” Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or “SOP 90-7,” the accounting for the effects of the reorganization occurred once the confirmation of our Plan of Reorganization by the Bankruptcy Court became effective.  The fresh-start accounting principles pursuant to SOP 90-7 required, among other things, for us to determine the value assigned to the assets of reorganized Horizon PCS, Inc. as of the effective date.

Under fresh-start accounting, our reorganization value was allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations.  For financial reporting purposes, we have applied fresh-start accounting as of October 1, 2004.

Sprint/Nextel Merger

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that they had signed a merger agreement, pursuant to which Sprint Corporation and Nextel Communications, Inc. would merge and combine their operations.  Nextel Communications, Inc. and an affiliated company, Nextel Partners, Inc., operate wireless telecommunications networks in portions of our service areas.  Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS has granted us certain exclusivity rights within our service areas.  We believe that, depending upon the actions of Sprint following the closing of the merger, Sprint would be in violation of the exclusivity provisions of our affiliation agreements with Sprint PCS.  Sprint has announced that it will pursue discussions with the PCS Affiliates toward a modification of our affiliation agreements as a result of the Sprint/Nextel merger.  We do not know the terms of Sprint’s proposal, or whether we will ultimately reach agreement with Sprint on mutually satisfactory terms for a revised affiliation agreement.  It is likely that such a revised affiliation agreement would materially change our business and operations and may result in us making significant payments to acquire network assets and subscribers or to otherwise modify our network and marketing plans.  The announcement and closing of the Sprint/Nextel merger may give rise to a negative reaction by our existing and potential customers and a diminution in brand recognition or loyalty, which may have an adverse effect on our revenues.  If necessary, we intend to enforce our rights, whether through seeking injunctive relief or otherwise, to the extent that Sprint violates or threatens to violate the terms of our affiliation agreements with Sprint PCS.

New Addendum to Affiliation Agreements with Sprint PCS

On March 16, 2005, we entered into a new addendum to our affiliation agreements with Sprint PCS.  This addendum implemented the “price simplification” provisions of similar addenda which Sprint PCS has entered into with most of the other PCS affiliates of Sprint PCS.

With respect to service fees under our services agreement with Sprint PCS, the new addendum consolidated support services relating to billing, customer care and other services into one back office service referred to as “CCPU Service” or “Cash Cost Per User Service,” all of which support services we had been purchasing prior to the addendum.  We have agreed to continue to purchase the CCPU Services from Sprint PCS through December 31, 2006 at a monthly rate per subscriber of $7.00 for 2005 and $6.75 for 2006.  Beginning on January 1, 2007, the monthly rate for the next three years for CCPU Service will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’ reasonable costs for providing CCPU Services.

The addendum also consolidates services related to subscriber activation and related fees into one category referred to in the addendum as “CPGA Service” or “Cost Per Gross Addition Service,” all of which services or costs, prior to the addendum, we have been purchasing in the case of services or bearing in the case of costs.  We have agreed to continue to purchase the CPGA Services from Sprint PCS through December 31, 2006 at a monthly rate of $22.00 per gross subscriber addition in our markets.  Beginning on January 1, 2007, the monthly rate for the next three years for CPGA Services will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’ reasonable costs for providing CPGA Services.

With respect to roaming charges, the addendum establishes a reciprocal roaming rate for voice subscribers within the Sprint network of $0.058 per minute through December 31, 2006.  Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS’ retail yield for voice usage from the prior year.  With respect to several of our markets in western Pennsylvania and eastern Pennsylvania, we receive the benefit of a special reciprocal rate of $0.10 per minute.  Under the addendum, this special $0.10 rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which we achieve a subscriber penetration rate of at least 7% of our covered POPs.

With respect to the weekly fee we receive from Sprint PCS based on revenues from our subscribers, the addendum changes the determination of this fee from a “collected” revenue basis to a “billed” revenue basis.

In connection with the execution of the new addendum, we entered into a settlement agreement and mutual release with Sprint PCS, pursuant to which we and Sprint released all claims which we had against one another through the effective date of the settlement, with certain exceptions generally related to the payment of current fees by both parties under our affiliation agreements with Sprint PCS.  As part of the settlement, we paid Sprint PCS approximately $700,000 in settlement of billing disputes which we had raised regarding services provided by Sprint PCS since July 2004.  In addition, Sprint PCS agreed to remove the Logan, West Virginia market and the Williamson, West Virginia/Pikeville, Kentucky market from our service territory under our affiliation agreements with Sprint PCS.

Markets

We believe we operate in attractive markets with favorable roaming and travel characteristics.  Our territory is generally located between Sprint PCS’ Chicago, New York and Knoxville markets and connects 13 major Sprint PCS markets.  We have network coverage of the major and secondary highways in our territory, including 1,581 miles of interstate highways comprising the principal travel corridors between large urban centers.  As a result of our extensive network coverage of the major and secondary highways in our territory, we have consistently received significant roaming revenue from wireless subscribers using our portion of the Sprint PCS network.  In addition, our markets include 18 colleges and universities with a total enrollment of approximately 133,860 students.  We believe that the colleges and universities in our markets result in additional subscribers and increased roaming revenue from wireless subscribers using our portion of the Sprint PCS network.  These market characteristics have led to a favorable ratio of Sprint PCS subscribers from outside our territory and subscribers of other wireless service providers using our portion of the Sprint PCS network as compared to our subscribers using wireless communications networks outside our territory.

Our territory covers 40 markets in parts of Indiana, Kentucky, Maryland, Michigan, New York, Ohio, Pennsylvania, Tennessee and West Virginia.  The following table lists the location, BTA number, megahertz of spectrum licensed and estimated total residents for each of the markets that comprise our territory under our affiliation agreements with Sprint PCS as of December 31, 2004:

Location (1)	BTA No.(2)	MHz of Spectrum	Estimated Total Population(3)
Allentown, PA	10	30	58,913
Ashtabula, OH	21	10	102,625
Athens, OH	23	20	130,704
Battle Creek, MI	33	30	45,782
Benton Harbor, MI	39	10	162,400
Canton/New Philadelphia, OH	65	10	36,678
Chillicothe, OH	80	35	101,018
Cincinnati, OH	81	10	127289
Cumberland, MD	100	10	163,341
Dayton/Springfield, OH	106	10	40,924
Dubois/Clearfield, PA	117	30	129,439
Elkhart, IN	126	10	268,906
Erie, PA	131	10	280,802
Findlay, OH	143	30	152,874
Fort Wayne, IN	155	10	715,380
Huntington, WV	197	20	30,967
Jamestown, NY	215	30	183,601
Kalamazoo, MI	223	30	62,441
Kingsport, TN	229	20	707,933
Knoxville, TN	232	10	102,420
Kokomo/Logansport, IN	233	30	192,314
Lima, OH	255	30	251,432
Marion, IN	280	30	108,378
Meadville, PA	287	10	90,370
Michigan City, IN	294	10	110,107
New York, NY	321	30	190,559
Oil City, PA	328	30	104,312
Olean, NY/Bradford, PA	330	30	238,976
Parkersburg, WV	342	20	182,552
Portsmouth, OH	359	20	93,264
Pottsville, PA	360	30	150,245
Scranton/Wilkes-Barre, PA	412	30	672,441
Sharon, PA	416	10	120,289
South Bend, IN	424	10	354,746
State College, PA	429	30	135,711
Stroudsburg, PA	435	30	138,600
Sunbury/Shamokin, PA	437	30	192,018
Toledo, OH	444	30	68,398
Williamsport, PA	475	30	164,513
Zanesville, OH	487	20	188,380
Total Population			7,352,017

(1)        In connection with the modification of our affiliation agreements with Sprint PCS in March, 2005, Sprint PCS agreed to remove the Logan, West Virginia market and the Williamson, West Virginia/Pikeville, Kentucky market from our service territory.

(2)        BTA No. refers to the Basic Trading Area number assigned to that market by the FCC for the purposes of issuing licenses for wireless services.

(3)        Estimated Total Population is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by population growth rates provided to us by Sprint, and represents the total population in our licensed area within these markets.

Network Operations

The effective operation of our network requires:

•                                          public switched and long-distance interconnection;

•                                          the implementation of roaming arrangements; and

•                                          the development of network monitoring systems.

Our network connects to the public switched telephone network to facilitate the origination and termination of traffic between the wireless network and both local exchange and long-distance carriers.  Through our arrangements with Sprint PCS and Sprint PCS’ arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other PCS networks utilizing similar CDMA technology.  We monitor our network during normal business hours.  For after-hours monitoring, the PCS Network Operating Centers of Sprint PCS provide 24-hour, seven-day-a-week monitoring of the Sprint PCS network in our territory and real-time notification to our designated personnel.

We entered into an agreement to purchase certain telecommunication equipment from Nortel Networks. The equipment will replace our current equipment used in its wireless networks in Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee.  Some of the equipment which is being replaced will be redeployed to some of our other markets.  This equipment program will increase our network capacity and ability to provide data related services.

As of December 31, 2004, our network included 792 base stations and five switching centers, three of which have full switches and two of which have cell site controllers. We lease or license all of our tower sites.

Products and Services

We offer wireless voice and data products and services throughout our territory under the Sprint brand name.  Our services are typically designed to align with the service offerings of Sprint PCS and to integrate with the PCS network of Sprint PCS.  The PCS service packages we currently offer include the following:

100% digital wireless network with service across the country.  We are part of one of the largest 100% digital, nationwide wireless networks in the United States. Our subscribers may access PCS services from Sprint PCS throughout the PCS network of Sprint, which includes over 300 major metropolitan areas across the United States.  Dual-band/dual-mode or tri-mode handsets allow roaming on other wireless networks where Sprint PCS has roaming agreements.

Third-generation services.  We, along with Sprint PCS, launched 3G capability in our territory in the third quarter of 2002.  This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets.  It also enables the provision of enhanced data services.  PCS Vision allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per second with average throughput speeds in the range of 50-70 kilobits per second.

Account spending limits.  Under the PCS service plans of Sprint PCS, subscribers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit to control credit exposure.  From May 2001 through April 2002, Sprint instituted a program (subsequently named “ClearPay”), which eliminated the prior deposit requirement on certain credit classes.  From May 2001 to April 2002, a majority of our subscriber additions were under the ClearPay/no deposit program.  As a result of the ClearPay/no deposit program, we experienced substantial churn and an increase in bad debt expense.  Since the implementation of ClearPay II in April 2002, we experienced a decline in subscriber additions, but the credit quality of those additions has improved, as we have continued to make our credit policy more restrictive.  In April 2002, along with certain other PCS Affiliates of Sprint, we reinstated a deposit requirement for sub-prime subscribers in an effort to limit our exposure to bad debt relative to these subscribers.  Since fourth quarter 2003 Horizon has continued to adjust its credit policy to control exposure.

Fair & Flexible Plan.  In May 2004, Sprint introduced a new type of rate plan marketed as the “Fair & Flexible Plan.” This plan protects subscribers against significant overcharges caused by minutes of use in excess of bundled plan minutes.  The subscriber’s monthly recurring charge is adjusted each month based on actual usage from the most recent prior month.  We believe that this plan is attractive in that it prevents accumulation of extra minutes or overcharging for unused minutes.  The plan is designed to eliminate guesswork for new subscribers who traditionally have been required to estimate their expected monthly usage and choose a rate plan accordingly.  Sprint PCS expects the Fair & Flexible Plan to position Sprint PCS and its PCS Affiliates to obtain an increased share of new subscribers relative to competitors.

Other services.  We may in the future offer wireless local loop services in our territory, but only where Sprint PCS is not a local exchange carrier.  Wireless local loop service is a wireless substitute for the landline- based telephones in homes and businesses whereby subscribers are connected to the public switched telephone network using radio signals rather than copper wire for part or all of the connection between the subscriber and the switch.  We also believe that new features and services will be developed on the PCS network of Sprint PCS to take advantage of CDMA technology.  Sprint PCS conducts ongoing research and development to produce innovative services that are intended to give Sprint and PCS Affiliates of Sprint a competitive advantage.  We may incur additional expenses in modifying our technology to provide these additional features and services.

Additional Data Services.  We may in the future take additional steps beyond 1xRTT, which could include enhancement to new EV-DO or EV-DV technology, as demand for more robust data services or need for additional capacity develops.

Roaming

Sprint PCS roaming.  Sprint PCS roaming includes both inbound roaming, when Sprint PCS wireless subscribers based outside of our territory use our network, and outbound roaming, when our subscribers use the PCS network of Sprint outside of our territory.  Under the recent addendum to our affiliation agreements with Sprint PCS, we agreed with Sprint PCS that the voice rate would be $0.058 per minute until December 31, 2006, except with respect to several of our markets for which we have a special contract rate of $0.10 per voice minute.  This special rate has been beneficial to us since Sprint PCS is a net payor to us in these markets.  For all of our markets, our ratio of inbound to outbound roaming with Sprint PCS was approximately 1.41 to 1 during the three months ended December 31, 2004.  Sprint PCS roaming revenue is not subject to the 8% affiliation fee.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory.  We recognize revenue when a wireless subscriber based outside of our territory uses PCS Vision data services in our territory and we recognize expense when our subscribers use such services on the PCS network of Sprint outside of our territory.  This roaming activity is settled on a per kilobit (“Kb”) basis.  For 2004, the rate was approximately $0.0020 per Kb, and will be the same for 2005.

Non-Sprint PCS roaming.  Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our network, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network.  Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider’s subscriber uses our network, we earn inbound non-Sprint PCS roaming revenue.  These wireless service providers must pay fees for their subscribers’ use of our network, and as part of our collected revenues, we are entitled to 92% of these fees.  Currently, pursuant to our services agreements with Sprint PCS, Sprint bills these wireless service providers for these roaming fees and passes our portion of the fees to us.  When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees.  Sprint PCS then bills our subscriber for use of that provider’s network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis.  We bear the collection risk for all service.

Reseller agreements.  We also recognize higher margin revenue from subscribers of various wholesale resellers of wireless communications service when those subscribers use our network.  These reseller agreements are negotiated by Sprint PCS and, with some exceptions, we are required to participate in these agreements.  We receive a per minute rate for each minute that the subscribers of these resellers use our network.  These subscribers may be based within or outside our territory.

Marketing Strategy

Our marketing strategy is to complement Sprint’s national marketing strategies with techniques tailored to each of the specific markets in our territory.

Use of Sprint’s brand.  We feature nationally recognized Sprint brand name in our marketing and sales efforts.  From the subscribers’ point of view, they use our network and the rest of the PCS network of Sprint as a unified network.

Advertising and promotions.  Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns.  In addition to Sprint’s national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost.  We have the right to use any promotional or advertising materials developed by Sprint and have to pay only the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs.  We also benefit from any advertising or promotion of Sprint PCS products and services by third-party retailers in our territory, such as RadioShack and Best Buy.  We must pay the cost of specialized Sprint print advertising by third-party retailers.  Sprint also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free minutes or kilobits of use for limited time periods.  We offer these promotional campaigns to potential subscribers in our territory.

Sales force with local presence.  We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local distributors, direct business-to-business contacts and other channels.

Expected changes to our marketing strategy.  We plan to spend fewer dollars per gross subscriber on local marketing support, and we will continue to manage our handset assortment and upgrade policies to optimize subsidy costs.  We will also continue to receive the benefit of Sprint PCS’ national marketing support.

Sales and Distribution

Our sales and distribution plan is designed to mirror Sprint’s multiple channel sales and distribution plan and to enhance it through the development of local distribution channels.  Key elements of our sales and distribution plan consist of the following:

Sprint PCS retail stores.  As of December 31, 2004, we operated 10 Sprint PCS stores, two of which have been converted to customer service centers, which do not activate new subscribers.  Following the Sprint PCS model, these stores are designed to facilitate retail sales, bill collection and customer service.  Prior to our bankruptcy, we operated as many as 42 retail stores.  In an effort to conserve cash during our bankruptcy, we closed many of our retail stores and converted others to customer service centers.  We will continue to operate a core group of retail stores which we expect will support modest subscriber growth while maximizing the lifetime value of each subscriber.

National third-party retail stores.  Sprint PCS has national distribution agreements with various national retailers such as RadioShack and Best Buy for such retailers to sell Sprint PCS products.  These national agreements cover retailers’ stores in our territory, and as of December 31, 2004, these retailers had 200 locations in our territory.

Local third-party distributors.  We contract directly with local third-party distributors in our territory.  These retailers are typically local businesses that have a presence in our markets.  Local third-party distributors purchase handsets and other PCS retail equipment from us and market Sprint PCS services on our behalf.  We are responsible for managing this distribution channel and as of December 31, 2004, these local third-party distributors had approximately 12 locations within our licensed territory.  We compensate local third-party distributors through commissions for subscriber activations.

Inbound telemarketing.  Sprint PCS provides inbound telemarketing sales when subscribers call from our territory.  As the exclusive provider of Sprint PCS products and services in our market, we use the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads.  These leads are then handled by Sprint PCS’ inbound telemarketing group.

Electronic commerce.  Sprint PCS maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services.  A visitor to the Sprint PCS Internet site can order and pay for a handset and select a rate plan.  Sprint PCS wireless subscribers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle.  We recognize the revenues generated by wireless subscribers in our territory who purchase Sprint PCS products and services over the Sprint PCS Internet site.

Distribution mix.  During the year ended December 31, 2004, the approximate percentage of our new subscribers that originated from each of our distribution channels is as follows:

Sprint retail stores	21%
RadioShack	30%
National third-party retail stores	12%
Local third-party distributors	8%
Other	29%
100%

Expected changes to our sales and distribution.  We intend to manage our distribution channel mix to sustain a favorable CPGA while supporting subscriber base growth through the acquisition of high-quality subscribers.  Among our several distribution channels, our traditional, full-line retail stores are the most costly on a CPGA basis and the national third-party resellers are among the least costly.  Accordingly, the performance of our retail store channel will be continually scrutinized relative to CPGA targets, historical or expected attainment of minimum sales productivity levels, and subscriber quality and lifetime value.   This ongoing evaluation of our retail store portfolio has resulted in the closure of certain locations, the relocation of others, and opening of incremental locations to address market conditions and opportunities.  We currently operate nine full-service stores, and two customer-service stores that may be converted to full-service if economics warrant.  We plan to add additional satellite store locations, which provide the same customer experience as full-line retail stores but are more economical due to reduced staffing and square footage.  In addition, we will further increase distribution points through the addition of exclusively branded dealer (EBD) locations, which offer a customer experience comparable to a Sprint retail store, in locations that could not support a company-owned satellite or full-line store.  Our distribution mix will be balanced between our retail stores, EBD locations, national third-party distribution such as RadioShack, Best Buy and Wal-Mart, local third-party distributors and through highly efficient Sprint-controlled channels, such as telesales and e-commerce.

We plan to supplement our existing portfolio of local third-party distributors with “exclusive” third-party distributors that will sell only Sprint products and services.  These exclusive third-party distributors will operate stores patterned after, and offering the same products and services as, company-owned Sprint stores.  These stores will provide the brand presence and customer service benefits of a company-owned store, without the fixed costs associated with a company-owned store.

We will continue to work with our third-party distributors, both local and national, to motivate and train them to add high lifetime value customers.  Since filing for bankruptcy, we have pursued this strategy through a combination of: training; incentives focused on add-ons of value-added features like PCS Vision, Voice Command voice-activated dialing, equipment replacement insurance and two-year contracts; and commission plans that create and compensate for a balance between sales quality and sales volume.  We intend to continue and expand these programs.

Seasonality

Our business is subject to seasonality because the wireless telecommunications industry historically has been heavily dependent on fourth calendar quarter results.  Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters.  A number of factors contribute to this trend, including:

•                                          the use of retail distribution, which is more dependent upon the year-end holiday shopping season;

•                                          the timing of new product and service announcements and introductions;

•                                          competitive pricing pressures; and

•                                          aggressive marketing and promotions.

Technology

General.  In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services, which differ from original analog cellular telephone service principally in that wireless personal communications services networks operate at a higher frequency and employ advanced digital technology.  Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller’s voice.  Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions.  Digital networks also achieve greater frequency reuse than analog networks, resulting in greater capacity.  This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or “air interface protocols.” The FCC has not mandated a universal air interface protocol for digital wireless personal communications services networks.  Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access (“TDMA”) or global system for mobile communication (“GSM”).  TDMA and GSM communications are both time division multiple access networks but are incompatible with each other.  CDMA is incompatible with both GSM and TDMA networks.  Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA-based wireless personal communications services operators unless he or she is carrying a dual-band/dual-mode handset that permits use of the analog cellular network in that area.  The same issue would apply to users of TDMA or GSM networks.  We believe that all of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their subscribers.  Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

Benefits of CDMA technology.  The Sprint PCS network and the networks of PCS Affiliates of Sprint all use digital code division multiple access (CDMA) technology, which is a digital spread-spectrum wireless technology that allows a large number of users to access a single frequency band by assigning a code to all speech bits, sending a scrambled transmission of the encoded speech over the air and reassembling the speech into its original format.  We believe that CDMA provides important network performance benefits such as:

•                                          Greater capacity.  We believe, based on studies by CDMA manufacturers and our own experience that CDMA networks can provide network capacity that is approximately 20 to 30 times greater than that of analog technology and approximately ten times greater than TDMA and five times greater than GSM digital networks.

•                                          Privacy and security.  CDMA technology combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

•                                          Soft hand-off.  CDMA networks transfer calls through the CDMA network using a technique referred to as a soft hand-off, which connects a mobile subscriber’s call with a new base station while maintaining a connection with the base station currently in use.  CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station.  Analog, TDMA and GSM networks use a “hard hand-off” and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations.

•                                          Simplified frequency planning.  Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity.  Unlike TDMA- and GSM-based networks, CDMA-based networks can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

•                                          Longer battery life.  Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

•                                          Efficient migration path.  We believe that CDMA technology has an efficient and incremental migration path to next generation voice and data services.  Unlike technologies that require essentially a replacement investment to upgrade, CDMA upgrades can be completed incrementally.  As of December 31, 2004, we completed the first step, which was a conversion to 1xRTT on over 90% of our covered population.  Additional steps beyond 1xRTT, which could include enhancement to new EV-DO or EV-DV technology, may be taken as demand for more robust data services or need for additional capacity develops.

Third-Generation Technology.  The Sprint Nationwide PCS Network, which reaches more than 250 million people, is 100% digital, wireless network that offers third generation, or 3G, technology services.  Sprint PCS and Horizon brand these 3G services as Sprint Vision.SM  PCS Vision allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take, send and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly.  As of December 31, 2004, we have upgraded our network to CDMA one times radio transmission technology, or “1xRTT,” enabling us to offer PCS Vision in markets representing over 90% of our covered population in our territory.  We believe that PCS Vision provides us with a differentiated product and a competitive advantage in many of our markets where other carriers do not currently offer 3G technology-based services.  We also believe that our 1xRTT network platform is also more efficient in processing voice calls, which allows us to reduce the capital expenditures associated with maintaining our quality of service.   Our overall blocked call rates have increased from approximately 2.1% for the twelve months ended December 31, 2003 to 2.3% for the period ended December 31, 2004.  Our overall dropped call rates have declined from approximately 2.2% for the twelve months ended December 31, 2003 to 2.0% for the period ended December 31, 2004.

Competition

Competition in the wireless telecommunications industry is intense.  We compete with a number of wireless service providers in our markets.  Because we generally operate in less populated markets, we believe that we face fewer competitors in most of our markets than wireless providers operating in more urban areas typically face.  We believe that our primary competition is with national and regional wireless service providers such as ALLTEL, SunCom, Cingular Wireless, U.S. Cellular, Nextel Communications, Nextel Partners, T-Mobile and Verizon Wireless.  The number of competitors in certain of our markets was recently reduced by the combination of Cingular and AT&T Wireless.  The announced merger between Sprint and Nextel is expected to eliminate another competitor, although the exact impact of the merger on Sprint Affiliates is unknown at this time.  Additional industry consolidation may continue to reduce the number of competitors in our markets.  While we compete with one or more wireless carriers in each of the markets in our territory, none of these wireless service providers provide services in all of the markets in our territory.

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that they had signed a merger agreement, pursuant to which Sprint Corporation and Nextel Communications, Inc. would merge and combine their operations.  Nextel Communications, Inc. operates a wireless telecommunications network in portions of our service areas.  In addition,

Nextel Partners, Inc., a company which is affiliated with Nextel Communications, Inc., operates a wireless communications network in portions of our service areas.  Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS has granted us certain exclusivity rights within our service areas.  We believe that, depending upon the actions of Sprint following the closing of the merger, Sprint would be in violation of the exclusivity provisions of our affiliation agreements with Sprint PCS.  Sprint has announced that it will pursue discussions with the PCS Affiliates toward a modification of our affiliation agreements as a result of the Sprint/Nextel merger.  We do not know the terms of Sprint’s proposal, or whether we and Sprint will ultimately agree on mutually satisfactory terms for a revised affiliation agreement.  It is likely that such a revised affiliation agreement will make material changes to our business and operations and may result in us making significant payments to acquire network assets and subscribers or to otherwise modify our network and marketing plans.  The announcement and closing of the Sprint/Nextel merger may give rise to a negative reaction by our existing and potential customers and a diminution in brand recognition or loyalty, which may have an adverse effect on our revenues.  If necessary, we intend to enforce our rights, whether through seeking injunctive relief or otherwise, to the extent that Sprint violates or threatens to violate the terms of our affiliation agreements with Sprint PCS.

We also face competition from resellers that provide wireless services to subscribers but do not hold FCC licenses or own facilities.  Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public.

In addition, we compete with providers of existing communications technologies, such as paging, enhanced specialized mobile radio service dispatch and conventional landline telephone companies, in our markets.  Potential users of wireless personal communications services networks may find their communications needs satisfied by other current and developing technologies.  One- or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential subscribers who do not need to speak to the caller.

In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable networks.  While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

Many of our competitors have significantly greater financial and technical resources and larger subscriber bases than we do.  In addition, some of our competitors may be able to offer regional coverage in areas not served by Sprint PCS’ nationwide network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those that we offer.  Wireless personal communications service operators will likely compete with us in providing some or all of the services available through our network and may provide services that we do not.  Additionally, we expect that existing cellular providers will continue to upgrade their networks to provide digital wireless communication services competitive with Sprint.  Currently, there are five national wireless providers (other than Sprint PCS) who are generally all present in major markets across the country.  In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted, which may facilitate the consolidation of some national providers.

The FCC’s mandate that wireless carriers provide for wireless local number portability (“WLNP”) went into effect on November 24, 2003.  WLNP allows subscribers to keep their wireless phone numbers when switching to a different service provider, which could make it easier for competing providers to market their services to our existing users.  WLNP makes subscriber churn more likely, and we may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives in an effort to retain subscribers or replace those who switch to other carriers.

Over the past several years, the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services from Sprint PCS.  Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future.  We will compete to attract and retain subscribers principally on the basis of:

•                                          the strength of the Sprint brand name, services and features;

•                                          Sprint PCS’ nationwide network;

•                                          our network coverage and reliability; and

•                                          the benefits of CDMA technology.

Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

•                                          new services and technologies that may be introduced;

•                                          changes in consumer preferences;

•                                          demographic trends;

•                                          economic conditions; and

•                                          discount pricing strategies by competitors.

Intellectual Property

The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint.  Pursuant to our affiliation agreements with Sprint PCS, we use the Sprint brand name, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territory.

Except in certain instances and other than in connection with the national distribution agreements, Sprint has agreed not to grant to any other person a right or license to use the licensed marks in our territory.  In all other instances, Sprint reserves the right to use the licensed marks in providing its services within or outside our territory.

Our trademark license and service mark agreements with Sprint PCS contain numerous restrictions with respect to the use and modification of any of the licensed marks.  See “— The Sprint PCS Agreements — The Trademark and Service Mark License Agreements” for more information on this topic.

Environmental Compliance

Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations.   The expenditures arise in connection with standards compliance or permits that are usually related to generators, batteries or fuel storage.   Our environmental compliance expenditures have not been material to our financial statements or to our operations and are not expected to be material in the future.

Employees

As of December 31, 2004, we employed 181 full-time employees.   None of our employees are subject to a collective bargaining agreement.  We believe that our relationship with our employees is good.

The Sprint PCS Agreements

The following is a summary of the material terms and provisions of the Sprint PCS agreements.   The summary applies to the Sprint PCS agreements for both Horizon Personal Communications and Bright PCS except where otherwise indicated.  See also “— Recent Developments — The Sprint Transaction.”

Modified Affiliation Agreements

Since September 2003, Sprint PCS has embarked on a program of executing modified affiliation agreements with the PCS Affiliates of Sprint.  We believe that Sprint PCS has entered into such modified agreements with a number of PCS Affiliates.  On March 16, 2005, we entered into modified affiliation agreements with Sprint PCS, which agreements were deemed effective as of January 1, 2005.  The summary set forth below reflects the terms of the modified affiliation agreements with Sprint PCS.

Overview of Sprint Relationship and PCS Agreements

We have eight major agreements with Sprint (collectively, the “Sprint PCS Agreements”).  Under the Sprint PCS Agreements, we exclusively market PCS products and services under the Sprint and Sprint PCS brand names in our markets.  The Sprint PCS Agreements require us to interface with the Sprint PCS wireless network by building our network to operate on PCS frequencies licensed to Sprint PCS in the 1900 MHz range.  The Sprint PCS Agreements also give us access to Sprint’s equipment discounts, roaming revenue from Sprint PCS subscribers traveling into our territory, and various other back-office services.  The Sprint PCS Agreements have initial terms of 20 years with three ten-year renewals that would lengthen the contracts to a total of 50 years.  The Sprint PCS Agreements will automatically renew for each additional ten-year term unless Sprint PCS or we provide the other with notice of non-renewal at least two years prior to the start of any renewal term.  The initial term of the agreements will expire in 2018 for Horizon Personal Communications and in 2019 for Bright PCS.

The Sprint PCS Agreements consist of one of each of the following for Horizon Personal Communications and one of each for Bright PCS:

•                                          management agreement;

•                                          services agreement; and

•                                          trademark and service mark license agreements with Sprint and Sprint PCS.

The Management Agreement

Under our Sprint PCS Agreements, we have agreed to:

•                                          construct and manage a network in our territory in compliance with Sprint’s PCS licenses and the terms of the management agreement;

•                                          distribute, during the term of the management agreement, Sprint PCS products and services; and

•                                          conduct advertising and promotional activities in our territory.

•                                          Sprint will monitor our network operations and has unconditional access to our network.

Exclusivity.  The management agreement provides that we will be the only person or entity that is a manager or operator for Sprint in our territory.  Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network using the 1900 MHz frequency range in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate.  The pending merger between Sprint and Nextel and the operation of the combined companies after the merger may result in a breach of the exclusivity provision.

Network build-out.  The management agreement specifies the terms of the PCS affiliation with Sprint, including the required network build-out plan.  We have agreed to operate our network to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network.

The Sprint PCS Agreements require us to build and operate the portion of the Sprint PCS network located in our territory in accordance with Sprint’s technical specifications and coverage requirements.  The Agreements also require us to provide minimum network coverage to the population within each of the markets that make up our territory by specified dates.

Under our original Sprint PCS Agreements, we were required to complete the build-out in several of our markets in Pennsylvania and New York by December 31, 2000.  Sprint and we agreed to an amendment of the build-out requirements, which extended the dates by which we were to launch coverage in several markets.  As of June 17, 2004, we and Sprint further modified our build-out requirements, and we believe that we are in compliance with all applicable build-out requirements for our network.

Products and services.  The management agreement identifies the products and services that we can offer in our territory.  These services include Sprint PCS consumer and business products and services available as of the date of the agreements, or as modified by Sprint.  We are allowed to sell wireless products and services that are not Sprint PCS products and services if the offer of those additional products and services does not otherwise violate the terms of the management agreement, cause distribution channel conflicts, materially impede the development of the Sprint PCS network, cause consumer confusion with Sprint’s PCS products and services or violate the trademark license agreements.  We may cross-sell services such as Internet access, customer premise equipment and prepaid phone cards with Sprint and other PCS Affiliates of Sprint.  If we decide to use third parties to provide these services, we must give Sprint an opportunity to provide the services on the same terms and conditions.  We cannot offer fixed wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint-owned local exchange carrier as the exclusive distributor or Sprint approves the terms and conditions.  We are also required to use Sprint’s long distance service for calls made from within designated portions of our territory to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide services under our management agreement and services agreement. Sprint PCS will purchase such long distance service from Sprint Corporation on our behalf at a price and terms at least as favorable to Sprint PCS as the best prices and terms Sprint Corporation offers to any similarly situated wholesaler.

Service pricing.  We must offer Sprint PCS subscriber-pricing plans designated for regional or national offerings.  We are permitted to establish our own local price plans for Sprint PCS’ products and services offered only in our territory, subject to the terms of the agreement, consistent with Sprint PCS’ regional and national pricing plans, regulatory requirements, capability and cost of implementing the rate plans in Sprint’s systems and Sprint’s approval.

Fees.  We are entitled to receive a weekly fee from Sprint PCS equal to 92% of net “billed revenues” related to subscriber activity less applicable write-offs, net of deposits applied and net of recoveries. Sprint PCS determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911 and WLNP and universal service fund charges are not considered “billed revenues.” Billed revenues generally include all other subscriber account activity for Sprint PCS products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in subscribers’ accounts. We are entitled to 100% of the proceeds from customers for equipment and accessories sold.  We also are entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with subscribers in our markets.

Many Sprint PCS wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the PCS network of Sprint PCS without incremental PCS roaming charges.  However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS wireless subscriber from outside our territory enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that our subscribers use services outside our territory.  The analog roaming rate for use on a non-Sprint PCS provider’s network is set under Sprint PCS’ third party roaming agreements.  The reciprocal roaming rate for voice subscribers who roam into the other party’s or another PCS Affiliate’s network is fixed through December 31, 2006 at $0.058 per minute, plus the actual long distance charges incurred.  Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS’ retail yield for voice usage from the prior year.  Sprint PCS’ retail yield for voice usage is defined as Sprint PCS’ average revenue per user for voice services divided by the average minutes of use per user.  With respect to several of our markets in western Pennsylvania and eastern Pennsylvania, we receive the benefit of a special reciprocal rate of $0.10 per minute.  Under the Addendum, this special $0.10 rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which we achieve a subscriber penetration rate of at least 7% of our covered POPs.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services, known as “3G data.” We recognize revenue when wireless subscribers using such services outside of our markets use PCS Vision data services on our network, and we recognize expense when our subscribers use such services on the Sprint PCS network or the network of another PCS Affiliate of Sprint outside of our markets.  The reciprocal rate for this service is $0.0020 per kilobyte through December 31, 2006.  Beginning on January 1, 2007, the rate for this service will change annually to equal 90% of Sprint PCS’ retail yield for 3G data usage from the prior calendar year; provided that such amount will not be less than our network costs (including a reasonable return using our weighted average cost of capital applied against our net investment in our service area network) to provide such services.  Sprint PCS’ retail yield for 3G data usage is defined as Sprint PCS’ average revenue per user for 3G data usage divided by the average kilobytes of use per user.

Resale of Products and Services.    Sprint PCS may choose to offer a resale product under which third party resellers will resell Sprint PCS products and services under brand names other than “Sprint PCS.” Our management agreement provides that we will participate in all resale arrangements between Sprint PCS and resellers that are entered into, renewed or extended by Sprint PCS prior to December 31, 2006 provided the terms and conditions of such resale arrangement are at least as favorable to us as the terms and conditions that governed the resale arrangement between AT&T and Sprint PCS at the time such arrangement was terminated.  With respect to resale arrangements entered into prior to April 1, 2004, we will be paid the reciprocal roaming rate for voice and data usage of the Sprint PCS network in our territory by customers of such resellers, which rates are fixed until December 31, 2006 at $0.058 per minute and $0.0020 per kilobyte, respectively. With respect to all resale arrangements entered into, renewed or extended by Sprint PCS between April 1, 2004 and December 31, 2006, we will receive the amount of fees collected by Sprint PCS from such resellers on a pass-through basis as payment for the use of the Sprint PCS network in our territory by customers of such resellers. We may elect to discontinue our participation in any resale arrangement on the later to occur of (1) December 31, 2006, and (2) expiration of the then remaining term of such resale arrangement, giving effect to any renewals or extensions occurring prior to December 31, 2006. For purposes of determining renewals and extensions of resale arrangements, if an arrangement does not expressly state an initial term, then the arrangement will be deemed to have a five-year initial term, and if an arrangement states an initial term in excess of ten years, then the arrangement shall be deemed to have a ten-year initial term.

Advertising and promotions.  Sprint is responsible for all national advertising and promotion of the Sprint PCS products and services.  We are responsible for advertising and promotion in our territory, including the pro rata cost of any promotion or advertising done by any third-party retailers in our territory pursuant to a national cooperative advertising agreement with Sprint.  Sprint PCS’ service area includes the urban markets around our territory.  Sprint pays for advertising in these markets.  Given the proximity of these markets to ours, we expect spill-over from Sprint PCS’ advertising in surrounding urban markets.

Program requirements.  We must comply with the Sprint PCS program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. Our management agreement provides that any change to the program requirements will be in the best interests of Sprint PCS and us. Sprint PCS can change the program requirements at its discretion and we must implement such changes within a commercially reasonable period of time; provided, however, that we can decline to implement certain changes that we determine will exceed certain parameters.  We can decline to implement a “capital” program requirement change, defined as a change that would require us to make a capital expenditure that is greater than 5% of our capital budget, if such change would either (i) have a negative net present value applying a five-year discounted cash flow model or (ii) cause our combined peak negative cash flow to be an amount greater than 3% of our “enterprise value” (defined as the combined book value of our outstanding debt and equity less cash) when considered individually, or an amount greater than 5% of our enterprise value when combined with all other program requirement changes within the prior twelve months. Additionally, we can decline to implement a “non-capital” program requirement change, defined as change that would not require us to make a capital expenditure in excess of 5% of our capital budget, if such change would either (i) cause our combined peak negative cash flow to be an amount greater than 3% of our “enterprise value” when considered individually, or an amount greater than 5% of our enterprise value when combined with all other program requirement changes within the prior twelve months or (ii) cause a decrease in our forecasted five-year discounted cash flow of more than 3% on a combined net present value basis when considered individually, or more than 5% on a combined net present value basis when combined with all other program requirement changes within the prior twelve months. Notwithstanding the foregoing, we are required to implement certain program requirement changes, regardless of whether we determine that such changes will exceed any of the above-referenced parameters. We must implement a capital program requirement change if the capital requirement associated with such change is necessary to comply with the network performance standards required under our management agreement. Additionally, we must implement any program requirement change if the change relates to a pricing plan or a roaming program and Sprint PCS reasonably determines that the change must be implemented immediately to respond to competitive market forces. Finally, Sprint PCS may require us to implement any program requirement change if Sprint PCS compensates us the amount necessary to prevent us from exceeding all of the applicable above-referenced parameters.

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

Termination of management agreement.  The management agreement can be terminated as a result of:

•                                          termination of Sprint’s PCS licenses;

•                                          an uncured breach under the management agreement;

•                                          the management agreement not complying with any applicable law in any material respect;

•                                          the termination of either of the trademark or service mark license agreements; or

•                                          our failure to obtain the financing necessary for the build-out of our network and for our working capital needs.

•                                          The termination or non-renewal of either of the management agreements triggers our rights and those of Sprint, as described below.

If we have the right to terminate the management agreement because of an event of termination caused by a Sprint PCS breach under the management agreement, we may generally:

•                                          require Sprint to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our Entire Business Value as defined below;

•                                          if Sprint was the licensee for 20 MHz or more of the spectrum in a particular market on the date the management agreement was executed, require Sprint to sell to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 9% of our Entire Business Value; or

•                                          sue Sprint for damages or submit the matter to arbitration and thereby not terminate the management agreement.

If Sprint has the right to terminate the management agreement because of an event of termination caused by us, Sprint may generally:

•                                          require us to sell our operating assets to Sprint for an amount equal to 72% of our Entire Business Value;

•                                          require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value;

•                                          take any action as Sprint deems necessary to cure our breach of the management agreement, including assuming responsibility for and operating our network; or

•                                          sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

Non-renewal.  If Sprint gives us timely notice that it does not intend to renew the management agreement, we may:

•                                          require Sprint to purchase all of our operating assets used in connection with our network for an amount equal to 80% of our Entire Business Value; or

•                                          if Sprint was the licensee for 20 MHz or more of the spectrum in a particular market on the date the management agreement was executed, require Sprint to sell to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value.

If we give Sprint timely notice of non-renewal, we both give notice of non-renewal, the agreement expires with neither party giving notice of non-renewal or the management agreement is terminated for failure to comply with legal requirements or regulatory considerations, Sprint may, subject to certain limitations:

•                                          purchase all of our operating assets for an amount equal to 80% of our Entire Business Value; or

•                                          require us to purchase, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (1) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (2) 10% of our Entire Business Value.

Determination of Entire Business Value.  If the Entire Business Value is to be determined, we and Sprint will each select one independent appraiser and the two appraisers will select a third appraiser.  The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines and assumptions:

•                                          the Entire Business Value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

•                                          then-current customary means of valuing a wireless telecommunications business will be used;

•                                          the business is conducted under the Sprint and Sprint PCS brands and the Sprint PCS Agreements;

•                                          that we own the spectrum and frequencies presently owned by Sprint that we use and that are subject to the Sprint PCS Agreements; and

•                                          the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and these businesses will not be included in the sale.

Indemnification.  We have agreed to indemnify Sprint and its directors, officers, employees and agents and related parties of Sprint and their directors, officers, employees and agents against any and all claims against any of these parties arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint, our ownership of the operating assets or the actions or the failure to act of anyone who is employed or hired by us in the performance of any work under the management agreement, except we will not indemnify Sprint for any claims arising solely from their negligence or willful misconduct.  Sprint PCS has agreed to indemnify us and our directors, officers, employees and agents against all claims against any of these parties arising from Sprint PCS’ violation of any law, from Sprint PCS’ breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint and us, or the actions or the failure to act of anyone who is employed or hired by Sprint in the performance of any work under the management agreement, except Sprint will not indemnify us for any claims arising solely from our negligence or willful misconduct.

The Services Agreements

Pursuant to the most recent amendments to our services agreements, Sprint PCS consolidated support services relating to billing, customer care, collections, network operations control center monitoring, national platform, information technology, interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to in the amendments as “Sprint CCPU service,” or “cash cost per user service,” all of which support services we had been purchasing prior to the consolidation. The term “Sprint CCPU service” refers to certain support services that we purchase from Sprint PCS. We have agreed to continue to purchase the Sprint CCPU service from Sprint PCS through December 31, 2006 at a monthly rate per subscriber of $7.00 until December 31, 2005 and $6.75 from January 1, 2006 until December 31, 2006. Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’ reasonable costs for providing Sprint CCPU service; provided, however that the monthly rate will not exceed $8.50 per subscriber. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008.

Sprint PCS also consolidated services relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs into one category referred to in the amendments as “Sprint CPGA service” or “cost per gross addition service,” all of which services and /or costs, prior to the consolidation, we had been purchasing in the case of the services or bearing in the case of the costs. The term “Sprint CPGA service” refers to certain support services that we purchase from Sprint PCS.  We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS through December 31, 2006 at a monthly rate of $22.00 per gross subscriber addition in our service area. Beginning in 2007, the monthly rate for the next three years for Sprint CPGA service will be reset to a mutually acceptable amount based on the amount necessary to recover Sprint PCS’ reasonable costs for providing Sprint CPGA service. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere.

Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint PCS in connection with any other business or outside our markets. Sprint PCS must give us nine months’ notice if it discontinues a significant service, including customer service, billing or collections.  If we wish to continue to receive that service, Sprint PCS will use commercially reasonable efforts to help us provide the service ourselves or find another vendor to provide the service and to facilitate any transition.

We may elect to outsource all (but not less than all) of our customer care services, which consist primarily of call center support, by providing notice to Sprint PCS during the six-month period beginning on January 1, 2006 and ending on June 30, 2006, together with payment of a $3.0 million election fee. After making the election, Sprint PCS will continue to provide services to us, other than the customer care services that have been outsourced, and the services agreement shall be amended to provide that the fees we pay to Sprint PCS for the Sprint CCPU service and the Sprint CPGA service will be the then-current cost to Sprint PCS of such services; provided, however, that the fee for the Sprint CPGA service through December 31, 2006, shall be $15.00 multiplied by the number of gross customer additions in our territory.

The Trademark and Service Mark License Agreements

We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and “diamond” symbol, and several other U.S. trademarks and service marks.  We believe that the Sprint and Sprint PCS brand names and symbols enjoy a very high degree of recognition, providing us an immediate benefit in the marketplace.  Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner that would not reflect adversely on the image of quality symbolized by the licensed marks.  We have agreed to promptly notify Sprint of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint in connection with Sprint’s enforcement of its respective rights.  We have agreed with Sprint to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements.  In addition, we have agreed to indemnify Sprint from any loss suffered by reason of a third party claim arising from our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint products and services other than losses arising solely out of our use of the licensed marks in compliance with the contractual guidelines.

Sprint can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated.  However, in connection with our bankruptcy filing, Sprint did not exercise its right to terminate these agreements.  We can terminate the trademark and service mark license agreements upon Sprint’s abandonment of the licensed marks or if Sprint files for bankruptcy, or the management agreement is terminated.

Regulatory Environment

Regulation of the Wireless Telecommunications Industry

The FCC can have a substantial impact upon entities that manage wireless personal communications service networks and/or provide wireless personal communications services because the FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications networks in the United States.  Sprint, not us, owns the FCC licenses for the wireless services that we provide in our service territory.

The FCC has promulgated a series of rules, regulations and policies to, among other things:

•                                          grant or deny licenses for wireless personal communications service frequencies;

•                                          grant or deny wireless personal communications service license renewals;

•                                          rule on assignments and/or transfers of control of wireless personal communications service licenses;

•                                          govern the interconnection of wireless personal communications service networks with other wireless and wireline service providers;

•                                          establish access and universal service funding provisions;

•                                          establish service requirements such as enhanced 911 service;

•                                          participate in number “pooling” programs and maintain detailed records of numbers used subject to audit;

•                                          offer number portability to subscribers;

•                                          impose fines and forfeitures for violations of any of the FCC’s rules;

•                                          regulate the technical standards of wireless personal communications services networks; and

•                                          govern certain aspects of the relationships between carriers and subscribers, such as the use of personal information and number portability.

Through rules that became fully effective on January 1, 2003, the FCC eliminated its spectrum cap for Commercial Mobile Radio Service, or CMRS, which includes broadband wireless personal communications services, cellular and SMR.  The cap previously had limited CMRS providers to 55 MHz in any geographic area.  The FCC also eliminated its rule that prohibited a party from owning interests in both cellular networks in the same Metropolitan Statistical Areas (“MSAs”), though it retained the cross-interest prohibition for less populous Rural Service Areas (“RSAs”).  The FCC’s new rules blur the “bright line” of spectrum caps, however, and require a case-by-case analysis to determine whether a proposed CMRS spectrum combination will not have an anticompetitive effect.

Transfers and Assignments of Wireless Personal Communications Services Licenses

Although we use Sprint PCS’ licenses to provide wireless service as a PCS Affiliate, we own one FCC license for PCS services for the Chillicothe, Ohio Basic Trading Area.  The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications service license.  Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval.  In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of certain commercial mobile radio service licenses.

Conditions of Wireless Personal Communications Services Licenses

Wireless personal communications service licenses are granted for ten-year terms conditioned upon timely compliance with the FCC’s build-out requirements.  Pursuant to the FCC’s build-out requirements, all 30 MHz broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of “substantial service” within that five-year period.

If the build-out requirements are not met, wireless personal communications service licenses could be forfeited.  The FCC also requires licensees to maintain control over their licenses.  Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

If the FCC were to determine that our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, the agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum.  However, the business arrangement between the parties may have to be restructured.  The FCC could also impose monetary penalties on Sprint, and possibly revoke one or more of the Sprint licenses.

Wireless Personal Communications Services License Renewal

Wireless personal communications service licensees can renew their licenses for additional ten-year terms.  Wireless personal communications service renewal applications are not subject to auctions.  However, under the FCC’s rules, third parties may oppose renewal applications and/or file competing applications.  If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing.  The FCC’s rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a “renewal expectancy.” The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications service renewal applicant has:

•                                          provided “substantial service” during its license term; and

•                                          substantially complied with all applicable laws and FCC rules and policies.

•                                          The FCC’s rules define “substantial service” in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal.  The FCC’s renewal expectancy and procedures make it likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future.

Interconnection

The FCC has the authority to order interconnection between commercial mobile radio services, commonly referred to as CMRS, providers and incumbent local exchange carriers.  The FCC has ordered local exchange carriers to provide reciprocal compensation to CMRS providers for the termination of traffic.  Interconnection agreements are negotiated on a statewide basis and are subject to state approval.

The FCC rules and rulings, as well as state proceedings, and a review by courts of such rules and rulings directly impact the nature and cost of the facilities necessary for interconnection of the PCS networks of Sprint with local, national and international telecommunications networks.  They also determine the nature and amount of revenues that we and Sprint can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

Other FCC requirements.  CMRS providers, including Sprint, are required to permit manual roaming on their networks.  With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier’s network must be able to make a call by providing a credit card number or making some other arrangement for payment.  Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone.

FCC rules require that local exchange and most CMRS providers allow subscribers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability, or WLNP.  FCC regulations requiring that most CMRS providers implement WLNP in the 100 largest metropolitan areas in the United States went into effect on November 24, 2003, and FCC regulations requiring that CMRS providers implement WLNP outside the 100 largest metropolitan areas in the United States went into effect on May 24, 2004.  FCC regulations require most CMRS providers to be able to deliver calls from their networks to ported numbers anywhere in the country and contribute to the Local Number Portability Fund.  We may be liable to Sprint for any penalties that Sprint may be subject to if we are unable to comply with the FCC’s WLNP regulations within a reasonable period of time.  Implementation of WLNP has required wireless personal communications service providers like us and Sprint to purchase more expensive switches and switch upgrades.  However, it has also enabled existing cellular subscribers to change to wireless personal communications services without losing their existing wireless telephone numbers, which has made it easier for wireless personal communications service providers to market their services to existing cellular users.  The existence of WLNP could adversely impact our business since it makes subscribers defections more likely and we may not be able to replace subscribers who have switched to other carriers.

FCC rules require broadband personal communications services and other commercial mobile radio services providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to “Public Safety Answering Points.” The FCC has approved a plan proposed and amended by Sprint under which Sprint began selling specially equipped telephone handsets in 2001, with a rollout of such handsets that continued until June 30, 2003, when all new handsets activated nationwide were to be specially equipped.  Sprint’s plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service.  Moreover, Sprint completed its PCS network upgrade to support enhanced 911 service by December 31, 2002 and began providing a specified level of enhanced 911 service by June 30, 2002.

Communications assistance for law enforcement.  The Communications Assistance for Law Enforcement Act (“CALEA”), enacted in 1994, requires wireless personal communications service and other telecommunications service providers to ensure that their facilities, equipment and services are able to comply with authorized electronic surveillance by federal, state and local law enforcement personnel.  Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, for the electronic interception of voice communications, and with certain additional standards by September 30, 2001.  Wireless personal communications service providers are also required to implement “packet-mode” electronic interception capabilities.  Wireless communications service providers, including Sprint (on behalf of itself and the PCS Affiliates, including Horizon), filed for an extension of time to implement the packet-mode interception capabilities until November 19, 2003.  The FCC extended the compliance date to January 30, 2004 in the absence of an FBI program to develop agreed upon carrier deployment dates.  On January 30, 2004, Sprint (on behalf of itself and the PCS Affiliates) filed a request for further extension to deploy packet-mode interception capabilities.  On June 21, 2004, the Department of Justice opposed the request for additional time.  In December 2004, Sprint deployed packet-mode CALEA electronic capabilities in its wireless IP network compliant with industry standards, therefore negating the request for extension of time as it applies to Sprint’s packet-mode ReadyLinkTM service.  Sprint’s request for extension of time with respect to other packet-mode services remains pending.  Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capability requirements.  In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements.  In sum, CALEA capability and capability requirements are likely to impose some additional switching and network costs upon Sprint and its PCS Affiliates and other wireless entities.

The USA Patriot Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers.

Other federal regulations.  Sprint and the PCS Affiliates of Sprint must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas.  In addition, FCC environmental regulations may cause some of our base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act.  The FCC is required to implement this Act by requiring service providers to meet land use and radio emissions standards.

Review of universal service requirements.  The FCC and certain states have established “universal service” programs to ensure that affordable, quality telecommunications services are available to all Americans.  Sprint is required to contribute to the federal universal service program as well as existing state programs.  The FCC has determined that Sprint’s “contribution” to the federal universal service program is a variable percentage of “end-user telecommunications revenues.” Although many states have or are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC’s rules.  At the present time, it is not possible to predict the extent of the Sprint total federal and state universal service assessments or its ability to recover from the universal service fund.  However, some wireless entities are seeking state commission designation as “eligible telecommunications carriers,” enabling them to receive federal and state universal service support.

Wireless facilities siting.  States and localities are not permitted to regulate the placement of wireless facilities so as to “prohibit” the provision of wireless services or to “discriminate” among providers of those services.  In addition, so long as a wireless network complies with the FCC’s rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities.  These rules are designed to make it possible for Sprint and its PCS Affiliates and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays.

Equal access.  Wireless providers are not required to provide long-distance carriers with equal access to wireless subscribers for the provision of toll services.  This enables us and Sprint to generate additional revenues by reselling the toll services of Sprint PCS and other interexchange carriers from whom we can obtain favorable volume discounts.  However, the FCC is authorized to require unblocked access to toll service providers subject to certain conditions.

State regulation of wireless service.  With the rapid growth and penetration of wireless services has come a commensurate surge of interest on the part of some state legislatures and state public utility commissions in regulating our industry.  This interest has taken the form of efforts to regulate customer billing, termination of service arrangements, advertising, filing of “informational” tariffs, certification of operation, service coverage and quality, drivers’ use of handsets, provision of emergency 911 service and many other areas.  We anticipate that this trend will continue.  It will require us to devote resources to working with the states to respond to their concerns while minimizing any new regulation that could increase our costs of doing business.

Section 332 of the Communications Act preempts states from regulating the rates and entry of CMRS providers.  However, states may petition the FCC to regulate the rates and entry of those providers and the FCC may grant that petition if the state demonstrates that:

•                                          market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

•                                          such market conditions exist and commercial mobile radio service is a replacement for a substantial portion of the landline telephone service within the state.

To date, the FCC has granted no such petition.

Section 332 of the Communications Act does not prohibit a state from regulating the other “terms and conditions” of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters.  Several states have invoked this language to impose, or propose, various consumer-related regulations on the wireless industry such as rules governing customer contracts and advertising.  States also may impose their own universal service support regimes on wireless and other telecommunications carriers, similar to the requirements that have been established by the FCC.

To the extent Sprint and the PCS Affiliates provide fixed wireless service, we may be subject to additional state regulation.  These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

Interference temperature.  In November 2003, the FCC launched an inquiry aimed at establishing a new paradigm for the determination of interference to wireless services.  Currently, interference measurements are based on transmitter operations.  The proposed “interference temperature” would take into account interactions between transmitters and receivers, as well as all other elements of the radio frequency environment.  One goal of this proceeding is to create opportunities for other transmitters, whether licensed or unlicensed, to operate in bands that are now exclusively reserved for licensees, such as the personal communications service frequencies used by Sprint.  It is too early in this proceeding to determine what effect, if any, this inquiry by the FCC will have on our business.

Item 2.            Properties

Our principal executive offices are leased from The Chillicothe Telephone Company, a former affiliate of ours prior to our emergence from bankruptcy and a wholly-owned subsidiary of Horizon Telcom, Inc., and are located at 68 E. Main Street, Chillicothe, Ohio 45601-0480.  We currently operate nine full-service stores, and two customer-service stores that may be converted to full-service if economics warrant.  As of December 31, 2004, the Company leased all of its stores operating throughout its territories.  As of December 31, 2004, our network included 792 base stations and five switching centers, three of which have full switches and two of which have cell site controllers.  We lease or license all of our tower sites.  We believe our facilities are adequate for our current operations and are in good condition and additional leased space can be obtained if needed on commercially reasonable terms.

Item 3.            Legal Proceedings

We are party to various legal actions that are ordinary and incidental to our business.   While the outcome of legal actions cannot be predicted with certainty, our management believes the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Part  II

Item 5.            Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pursuant to our Plan of Reorganization that became effective on October 1, 2004, our previously outstanding common stock was cancelled and we issued, pursuant to an exemption provided by Section 1145 of the U.S. Bankruptcy Code, approximately 9.0 million shares to holders of our former senior notes and senior discount notes, which were cancelled, and to certain of our general unsecured creditors in satisfaction and retirement of their respective claims.  In addition, 986,702 shares were reserved under our 2004 Stock Incentive Plan for issuance to certain members of our management, directors and other employees post-Reorganization.  As a result of these issuances, certain of our former noteholders became the principal equity holders of Horizon PCS, Inc. upon confirmation of the Plan of Reorganization.

Market Information

On October 15, 2004, our common stock began trading on the Pink Sheets LLC’s Pink Sheets under the symbol “HZPS.PK”  Prior to our bankruptcy filing, there was no trading market for our common stock.  On March 29, 2005, the high bid price for our common stock was $26.00.

The following table sets forth on a per share basis the high and low closing bid for our common stock as reported on the Pink Sheets LLC’s Pink Sheets for the periods indicated:

	Bid Price Range of Common Stock
	High	Low
Fiscal Year Ended December 31, 2004
Period beginning October 15, 2004 through December 31, 2004	$24.25	$17.15

Fiscal Year Ended December 31, 2005
Period beginning January 1, 2005 through March 29, 2005	$26.00	$23.50

Pink Sheets LLC’s Pink Sheets reflect interdealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

Holders

As of March 29, 2005, there were approximately 23 holders of record of our common stock, including record holders which hold shares on behalf of an indeterminate number of beneficial owners.

Dividends

We intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Our future decisions concerning the payment of dividends on the common stock will depend upon our results of operations, financial condition and capital expenditure plans and will be subject to limitations under the indenture governing our senior notes, as well as such other factors that the board of directors, in its sole discretion, may consider relevant.

Equity Compensation Plan Information

The following table presents information with respect to our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	778,381	$17.76	208,321

Total	778,381	$17.76	208,321

(1)     Our 2004 Stock Incentive Plan was approved by the bankruptcy court as part of our Plan of Reorganization.  See “- 2004 Stock Incentive Plan.”

2004 Stock Incentive Plan

Horizon PCS, Inc. established the 2004 Stock Incentive Plan, which was approved by the bankruptcy court as a part of our Plan of Reorganization.  See “Item 1. Business – Recent Developments – The Reorganization.”  The plan provides for incentive stock options, nonqualified stock options, stock appreciation rights, stock units, restricted stock, restricted stock units and performance shares.  The plan is administered by a committee, which also designates individuals eligible for participation in the plan.  Individuals eligible to participate in the plan are employees, consultants and directors of Horizon PCS, Inc. and its subsidiaries.  The total number of shares reserved under the plan is 986,702.  Currently there are 778,381 shares to be issued upon exercise of outstanding options granted under the plan.   The exercise price of options granted under the plan is determined by the committee, provided that, no incentive stock option shall have an exercise price of less than 100% of the stock’s fair market value as of the date of grant.  The plan provides that no individual may be issued any stock award under the plan covering more than 500,000 shares of stock in one calendar year.  The committee may also establish any conditions, restrictions and contingencies related to stock awards under the plan.  The plan provides that upon a change in control the committee may provide that all outstanding options and stock appreciation rights become fully exercisable and all stock units, restricted stock, restricted stock units and performance shares shall fully vest.  The Board of Directors may amend or terminate the plan.  The term of the plan shall expire in ten years.

Repurchases

None.

Item 6.            Selected Financial Data

We derived the following statement of operations and balance sheet data as of December 31, 2004 and 2003 and for the period from January 1, 2004 through September 30, 2004 and the period from October 1, 2004 through December 31, 2004 and each of the years ended December 31, 2003 and 2002, from our audited consolidated financial statements, included elsewhere in this annual report on Form 10-K.  We derived the following statement of operations and balance sheet data as of December 31, 2001 and December 31, 2000, and for the years then ended from our audited consolidated financial statements, which are not included in this annual report on Form 10-K.

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” we adopted fresh start accounting as of October 1, 2004, and our emergence from Chapter 11 resulted in a new reporting entity.  The periods as of and prior to September 30, 2004 have been designated “Predecessor Company” and as of October 1, 2004 and the periods subsequent to September 30, 2004 have been designated as “Successor Company.”  Under fresh start accounting, our reorganization equity value was allocated to the assets based on their respective fair values and was in conformity with SFAS No. 141, Business Combinations.  As a result of the implementation of fresh start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods.

Our financial statements as of December 31, 2004 and 2003 and for the period from January 1, 2004 through September 30, 2004 and the period from October 1, 2004 through December 31, 2004, and the years ended December 31, 2003 and 2002, were audited by KPMG LLP, independent registered public accounting firm.

Our historical financial statements for the periods prior to June 15, 2004 reflect our financial position and results of operations inclusive of the operation of our NTELOS markets in Virginia and West Virginia.  As a result of the June 15, 2004 closing of the Sprint Transaction, we no longer operate in, or own the assets associated with, those markets.  See “Business - The Sprint PCS Agreements.”  Our historical financial statements for the periods ending prior to October 1, 2004 reflect our financial position and results of operations prior to emergence from bankruptcy.  See “The Reorganization.”

The selected historical financial information set forth below should be read in conjunction with our audited consolidated financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Selected Historical Financial Information” and, in each case, any related notes thereto, included elsewhere in this annual report on Form 10-K.

The information set forth in the table below is unaudited:

	Successor Company	Predecessor Company
	October 1, 2004 Through
		January 1, 2004 Through	Year Ended December 31,
	December 31, 2004	September 30, 2004	2003	2002	2001	2000
	(In thousands, except per share and ratio data)
Statements of Operations Data:
Operating revenues:
Subscriber revenues	$28,093	$119,289	$188,672	$152,409	$77,658	$17,725
Roaming revenues	15,520	49,243	61,728	55,782	38,540	8,408
Equipment revenues	1,593	4,036	5,166	7,847	7,106	3,061
Total operating revenues	45,206	172,568	255,566	216,038	123,304	29,194
Operating expenses:
Cost of service	23,812	107,138	181,306	167,128	100,516	27,452
Cost of equipment	2,261	4,154	13,351	19,189	14,872	9,775
Selling and marketing	5,767	18,812	39,550	52,601	48,993	18,026
General and administrative	7,887	21,433	38,395	41,650	28,384	12,477
Reorganization (income) expenses(a)	—	(74,613)	118,802	—	—	—
Non-cash compensation	641	145	620	681	1,434	490
Depreciation and amortization	25,539	24,568	111,310	40,271	18,519	6,135
Loss (gain) on sale of PCS assets	—	(42,063)	216	632	1,297	—
Impairment of goodwill and impact of acquisition-related deferred taxes	—	—	—	13,222	—	—
Total operating expenses	65,907	59,574	503,550	335,374	214,015	74,355
Operating income (loss)	(20,701)	112,994	(247,984)	(119,336)	(90,711)	(45,161)
Gain (loss) on exchange of stock	—	—	—	—	(400)	11,551
Interest income and other, net	271	833	885	2,989	5,063	4,804
Interest expense, net of capitalized interest	(3,612)	(8,702)	(44,718)	(60,601)	(27,434)	(10,318)
Cancellation of debt	—	321,944	—	—	—	—
Income (loss) from continuing operations before income tax (expense) benefit	(24,042)	427,069	(291,817)	(176,948)	(113,482)	(39,124)
Income tax (expense) benefit	—	—	6,031	—	—	(1,075)
Income (loss) on continuing operations	(24,042)	427,069	(285,786)	(176,948)	(113,482)	(40,199)
Income (loss) on discontinued operations	—	—	—	—	—	141
Income (loss) before extraordinary item	(24,042)	427,069	(285,786)	(176,948)	(113,482)	(40,058)
Extraordinary loss, net of tax benefit of $262 in 2000	—	—	—	—	—	(486)
Net income (loss)	(24,042)	427,069	(285,786)	(176,948)	(113,482)	(40,544)
Preferred stock dividend	—	(10,135)	(12,680)	(11,756)	(10,930)	(2,782)
Net income (loss) attributable to common stockholders	$(24,042)	$416,934	$(298,466)	$(188,704)	$(124,412)	$(43,326)

Basic and diluted loss per share attributable to common stockholders	$(2.70)

Other Data:
Capital expenditures	$2,619	$1,641	$5,203	$63,083	$116,574	$83,630
Deficiency of earnings to fixed charges(b)	$24,116	n/a	$290,994	$180,337	$119,777	$40,488
Ratio of earnings to fixed charges(b)	n/a	2.1	n/a	n/a	n/a	n/a

	Successor	Predecessor
	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(c)	$55,541	$70,651	$86,137	$123,776	$191,417
Property and equipment, net	106,258	171,788	239,537	214,868	109,702
Total assets	290,192	283,524	443,125	481,338	385,295
Total liabilities not subject to compromise	156,998	40,005	585,567	447,956	238,300
Liabilities subject to compromise(d)	—	670,734	—	—	—
Senior Notes due 2012	125,000	—	—	—	—
Redeemable convertible preferred stock	—	169,785	157,105	145,349	134,422
Stockholders’ equity (deficit)	133,194	(597,000)	(299,547)	(111,967)	12,573

(a)                                  Reorganization (income) expenses relate to expenses incurred and amounts accrued as a direct result of our Chapter 11 filing and include professional fees, adjustments to carrying value of debt, employee severance payments, employee retention payments, lease termination accruals and other items.  Reorganization items also include fresh-start adjustments during the period January 1, 2004 through September 30, 2004.  Reorganization items are separately identified in the notes to our financial statements included elsewhere in this annual report on Form 10-K.

(b)                                 For purposes of computing the deficiency of earnings (before taxes) to fixed charges, fixed charges consist of interest expense, capitalized interest, amortization of deferred financing costs and a portion of our rental expense.  We assumed that one-third of our rental expense should be included in fixed charges.  The deficiency of earnings before fixed charges is the amount required for the ratio of earnings to fixed charges to be one-to-one.

(c)                                  Excludes restricted cash of $48.7 million, $24.1 million, $12.0 million and zero as of December 31, 2001, 2002, 2003 and 2004, respectively, relating to our former senior notes.

(d)                                 The 2003 amount includes approximately $625.0 million related to our former senior discount notes, former senior notes and former senior secured credit facility.  See notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K for further information.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this section is based upon our historical financial statements. The financial statements as of and for the periods ended December 31, 2004 and September 30, 2004 reflect the effects of the Reorganization, the Sprint Transaction, the termination of our operations in the NTELOS markets, and related transactions that were completed during the respective periods in  2004. The financial statements for prior periods do not reflect these transactions, and therefore the 2004 financial results are not comparable to results for 2003 and 2002.

Business Overview

We became one of the five charter PCS Affiliates of Sprint in June 1998, when we were awarded our initial seven markets in Ohio, West Virginia and Kentucky with a total population of approximately 1.6 million. Since then, we expanded our territory and our business and, as of December 31, 2004, we had a total population of approximately 7.4 million and a covered population of approximately 5.4 million residents in our territory with approximately 183,100 subscribers.

We entered into affiliation agreements with Sprint PCS in June 1998 and launched Sprint PCS service in November 1998. As a PCS Affiliate of Sprint, the pricing of services and handsets to our subscribers is generally established by Sprint PCS. In addition, the costs payable by us to Sprint PCS for our subscriber processing, customer care and subscriber billing are also established by Sprint PCS. As a result, we attempt to manage our results of operations largely by determining within parameters established by Sprint PCS the credit quality of the subscribers for whom we activate service and the number of our company-owned stores and local third-party distributors in our territory with which we enter into agreements to sell Sprint PCS products and services. As our network build-out is complete, the amount of capital expenditures that Sprint PCS can require us to incur for network operations relates primarily to upgrading our network to new technologies in order to maintain compatibility with Sprint PCS’ network and provide additional coverage within our territory at our discretion.

A significant part of our subscriber acquisition costs relates to costs that we pay, as allocated to us by Sprint PCS, to subsidize the cost of the handsets purchased by our subscribers. As a result, we attempt to manage the rate at which we add new subscribers. We monitor the creditworthiness of our subscribers, as we bear the risk of the collectibility of their bills for Sprint PCS services and impose deposits where warranted by their credit profiles. Our results of operations are based on the collectibility of our subscribers’ monthly recurring charges, the charges for minutes of use on our network by our subscribers who exceed the minutes in their plan and the payments we receive from Sprint PCS for minutes of use on our network by Sprint PCS subscribers and non-Sprint PCS subscribers who are not based in our territory.

On June 15, 2004, we completed our settlement agreements with Sprint and exited the markets in Virginia and West Virginia that were previously operated under a Network Services Agreement with NTELOS, Inc.  The sale of our NTELOS markets included the economic interest in approximately 92,500 subscribers and seven retail stores.

On March 17, 2005, we entered into an Agreement and Plan of Merger with iPCS, another PCS Affiliate of Sprint.  If the merger is consummated, we will be merged with and into iPCS and our results will be combined with those of iPCS.

Reorganization

On August 15, 2003, we and our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.  In conjunction with the bankruptcy process, we reviewed all current contracts, rejected unfavorable agreements in accordance with Section 365 of the Bankruptcy Code, and negotiated more favorable terms with vendors, where appropriate.  We filed an amended Plan of Reorganization on August 12, 2004, and the Bankruptcy Court confirmed our Plan on September 21, 2004.  The Plan of Reorganization became effective on October 1, 2004.

Material Terms of the Plan of Reorganization

Under the Plan of Reorganization, the net proceeds from the senior notes were used to help fund, in full, the cash payment to the lenders under our senior secured credit facility and to permanently retire the loans thereunder.  The remaining net proceeds, together with other available cash, were used by us to satisfy other secured claims, administrative and other priority claims and unsecured convenience claims, and to pay fees and expenses related to the Reorganization.  Additionally, all of our subordinated claims were discharged and all of our existing capital stock was cancelled.

The Plan of Reorganization authorizes us to issue 25 million shares of our common stock after we emerge from bankruptcy.  Approximately 9.0 million shares were issued, pursuant to an exemption provided by Section 1145 of the U.S. Bankruptcy Code, to holders of our former senior notes and senior discount notes, which were cancelled, and to certain of our general unsecured creditors in satisfaction and retirement of their respective claims.  In addition, 986,702 shares were reserved under our 2004 Stock Incentive Plan for issuance to certain members of our management, directors and other employees post-Reorganization.  As a result of these issuances, certain of our former noteholders became the principal equity holders of Horizon PCS, Inc. upon confirmation of the Plan of Reorganization.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Plan of Reorganization also provided for various other matters relating to our operations post-Reorganization, including the following:

•     our assumption of our affiliation agreements with Sprint PCS (as they existed after the Sprint Transaction);

•     our assumption of all other contracts and leases that were not previously rejected or rejected pursuant to the terms of the Plan of Reorganization;

•     the appointment of our existing executive officers as the executive officers of the reorganized Horizon PCS;

•     the appointment of five new directors to Horizon PCS, Inc.’s board of directors, designated by the Official Bondholders Committee, pursuant to which Lawrence Askowitz, Timothy G. Biltz, Anthony Civale, Jeffrey W. Jones and Robert A. Katz were appointed in October 2004.  See “Item 10.  Directors and Executive Officers of the Registrant,” and

•     our release of claims against (i) all of our officers, directors and employees, in each case, as of the date of the commencement of the hearing on the disclosure statement in their capacities as such; (ii) our Official Committee of Unsecured Creditors and Official Bondholders Committee and all of their respective members, in their capacities as such; (iii) the trustees under the indenture for our former senior discount notes and senior notes, in their respective capacities as such; (iv) the lenders under our former senior secured credit facility, in their capacities as such; (v) the agent for the lenders under our former senior secured credit facility, in its capacity as such; (vi) the holders of the senior notes, in their capacity as such; and (vii) with respect to each of the above-named persons, such person’s present affiliates, principals, employees, agents, officers, directors, financial advisors, attorneys and other professionals, in their capacities as such.

Effect of the Reorganization

As a result of the consummation of the Reorganization, our former senior secured credit facility was repaid in full and terminated, and the former senior discount notes and former senior notes were cancelled and holders thereof received shares of our new common stock.

Under the Plan of Reorganization, all of our former equity securities, including our old convertible preferred stock and the obligation to pay dividends thereon, were cancelled.

Implementation of Fresh-Start Accounting

Pursuant to American Institute of Certified Public Accountants, or “AICPA,” Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” or “SOP 90-7,” the accounting for the effects of the Reorganization began once the Plan of Reorganization was confirmed by the Bankruptcy Court, which became effective on October 1, 2004. The fresh-start accounting principles pursuant to SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets of reorganized Horizon PCS, Inc. as of the confirmation date.

We adopted fresh-start accounting as of October 1, 2004 and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of September 30, 2004 and prior to October 1, 2004 have been designated “Predecessor Company” and the periods subsequent to September 30, 2004 have been designated “Successor Company”. Under fresh-start accounting, our reorganization value was allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations. Intangible assets were identified and valued accordingly in conformity with the purchase method. As a result of the implementation of fresh-start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods.

For periods prior to October 1, 2004, reported assets do not give effect to the adjustments that resulted from the adoption of fresh-start accounting. Accordingly, our financial condition and results of operations from and after the effective date of the Plan of Reorganization are not comparable to the financial condition or results of operations reflected in our historical financial statements included elsewhere in this annual report on Form 10-K.

During this process, we identified three intangible assets to be reflected in our financial statements: $1.2 million for licensed spectrum, $63.2 million for the subscriber base and $56.0 million for the Sprint PCS affiliation agreement. The licensed spectrum has an indefinite life. The subscriber bases and Sprint PCS affiliation agreements are to be amortized over their estimated remaining useful lives of 24 months and 13.7 years, respectively.

Successor Company for the Three Months Ended December 31, 2004 Compared to the Predecessor Company Three Months Ended December 31, 2003

Key Metrics

The following discussion details key operating metrics and financial performance for the three months ended December 31, 2004 (“Successor Company”), compared to the three months ended December 31, 2003 (“Predecessor Company”).

We provide certain financial measures that are calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) to assess our financial performance. In addition, we also use non-financial terms, such as churn, which are metrics used in the wireless communications industry and are not measures of financial performance under GAAP.

Subscriber Additions.  For the three months ended December 31, 2004, our net subscribers decreased by approximately 1,300 subscribers. We expect our subscriber additions to begin increasing in 2005 as we resume building our subscriber base. Our subscriber base as of December 31, 2004 consisted of approximately 81% prime credit subscribers compared to approximately 79% as of December 31, 2003. Prime credit subscribers are those customers with a favorable credit rating.

Churn. Churn is the monthly rate of subscriber turnover that results from both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of subscribers that discontinued service during the month, net of 30-day returns, by the beginning subscriber base for the period. Churn for the three months ended December 31, 2004 was 3.5% compared to 3.3% for the three months ended December 31, 2003. We believe churn will increase in the first half of 2005, as our network is nearing capacity.  In January 2005, we signed an agreement with Nortel to replace approximately half of our base stations with Nortel equipment, specifically in Ohio, Indiana and Tennessee. We believe this replacement will improve the quality of our network and lead to lower churn and higher subscriber additions later in 2005.

Results of Operations

Revenues. The following table sets forth a breakdown of our revenues by type:

	Successor Company		Predecessor Company
	Three Months Ended December 31, 2004		Three Months Ended December 31, 2003
	Amount	%	Amount	%
	(dollars in thousands)
Subscriber revenues	$28,093	62%	$46,745	71%
Roaming revenues	15,520	34%	18,323	28%
Equipment revenues	1,593	4%	644	1%
Total revenues	$45,206	100%	$65,712	100%

Subscriber revenues.  Subscriber revenues for the three months ended December 31, 2004 were approximately $28.1 million, compared to approximately $46.7 million for the three months ended December 31, 2003, a decrease of approximately $18.6 million. Approximately $16.1 million of the decline was due to the sale of the NTELOS markets in the Sprint Transaction. The balance of the decline, approximately $2.5 million, was in our basic service and minute sensitive revenues due to the decline in our subscriber base. We provided PCS service to approximately 183,100 subscribers at December 31, 2004, compared to approximately 292,600 at December 31, 2003.

Roaming revenues.  Roaming revenues decreased from approximately $18.3 million during the three months ended December 31, 2003, to approximately $15.5 million for the three months ended December 31, 2004, a decline of approximately $2.8 million. This decrease reflected the loss of roaming revenues of approximately $5.8 million from the sale of the NTELOS markets, and an increase of approximately $3.0 million from increased minutes of use, particularly in our $.10 markets.

Equipment revenues.  Equipment revenues for the three months ended December 31, 2004 were approximately $1.6 million, compared to approximately $600,000 for the three months ended December 31, 2003, representing an increase of approximately $1.0 million. The increase was attributable to selling a greater number of handsets at a higher sales price during the three months ended December 31, 2004 as compared to 2003. We sold approximately 12,400 handsets at our retail stores during the three months ended December 31, 2004 as compared to approximately 6,100 during the three months ended December 31, 2003.

Cost of service.  Cost of service for the three months ended December 31, 2004 was approximately $23.8 million, compared to approximately $43.0 million for the three months ended December 31, 2003, a decrease of approximately $19.2 million. Cost of service declined approximately $17.5 million in 2004 as a result of the sale of the NTELOS markets. Network operating expenses also declined approximately $1.7 million, including payroll and other benefits.

Cost of equipment.  Cost of equipment includes the cost of handsets and accessories sold to our subscribers by our stores and our direct sales force. Cost of equipment for the three months ended December 31, 2004 was approximately $2.3 million, compared to approximately $900,000 for the three months ended December 31, 2003, an increase of approximately $1.4 million. Cost of equipment increased as a result of more handsets and accessories sold during 2004. We sold approximately 12,400 handsets at our retail stores during the three months ended December 31, 2004 as compared to approximately 6,100 sold during the three months ended December 31, 2003.

Selling and marketing expenses.  Selling and marketing expenses were approximately $5.8 million for the three months ended December 31, 2004 compared to approximately $6.7 million for the three months ended December 31, 2003, a decrease of approximately $900,000. The sale of the NTELOS markets accounted for approximately $1.9 million of the decrease, offset by an increase of approximately $1.0 million attributable to increased spending on marketing and advertising since emerging from bankruptcy. Selling and marketing expenses include the costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expenses also include commissions paid to national and local third-party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. We expect selling and marketing expenses to continue increasing as we resume building our subscriber base.

General and administrative expenses.  General and administrative expenses for the three months ended December 31, 2004 were approximately $7.9 million compared to approximately $7.9 million for the three months ended December 31, 2003, essentially flat. The activity reflected a reduction in general and administrative expenses of $1.7 million related to the sale of the NTELOS markets, offset by an increase of approximately $1.1 million in legal and financial consulting expenses and approximately $600,000 of other general expenses.

Reorganization items.  Reorganization expenses for the three months ended December 31, 2003 were approximately $6.3 million consisting of approximately $5.7 million of professional fees and $600,000 of key employee retention plan payments.

Non-cash compensation expense.  We recorded approximately $641,000 and $155,000 for the three months ended December 31, 2004 and 2003, respectively, for stock options granted in October 2004 and November 1999, respectively. The increase was a result of the Predecessor’s options being cancelled as a result of the reorganization on October 1, 2004 and new options being granted in October 2004.

Depreciation and amortization expense.  Depreciation and amortization expenses increased by approximately $17.2 million to a total of approximately $25.5 million for the three months ended December 31, 2004. The increase was the result of revaluing the property, plant and equipment and intangible assets during the application of fresh-start accounting. The property, plant and equipment adjustments resulted in an increase of approximately $8.3 million for the three months ended December 31, 2004 as compared to the same period in 2003. Approximately $8.9 million of the increase was due to the revalued intangible assets. Under fresh-start accounting, the remaining useful lives were recasted, resulting in a shorter remaining life and thus greater depreciation expense. We expect the expense to continue at this pace in 2005.

Interest income and other, net.  Interest income and other income for the three months ended December 31, 2004 was approximately $300,000 compared to approximately $200,000 in 2003 and consisted primarily of interest income. This increase was due to lowering the balance of cash on hand and increasing the amount invested in corporate bonds and commercial paper.

Interest expense, net.  Interest expense for the three months ended December 31, 2004 was approximately $3.6 million, compared to approximately $2.1 million for the same period in 2003.

We accrue interest at a rate of 11 3/8% annually on our $125.0 million senior notes issued in July 2004 and began making semi-annual payments on January 15, 2005. Interest expense on the $125.0 million senior notes was approximately $3.6 million for the three months ended December 31, 2004. For the three months ended December 31, 2003, interest expense on the $105.0 million term A and $50.0 term B loans was approximately $1.4 million and $700,000, respectively.

Interest expense for the three months ended December 31, 2004 also includes approximately $100,000 in amortization of deferred financing fees related to our $125.0 million senior notes, offset by approximately $100,000 of capitalized interest.

Preferred stock dividend.  We recorded preferred stock dividend expense of approximately $3.3 million for the three months ended December 31, 2003 and no expense for the comparable quarter in 2004 due to the cancellation of our preferred stock as a result of our reorganization on October 1, 2004.

Results of Operations

For the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues. The following table sets forth a breakdown of our revenues by type:

	Predecessor Company
	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Amount	%	Amount	%
	(dollars in thousands)
Subscriber revenues	$119,289	69%	$141,926	75%
Roaming revenues	49,243	29%	43,406	23%
Equipment revenues	4,036	2%	4,522	2%
Total revenues	$172,568	100%	$189,854	100%

Key Metrics

The following discussion details key operating metrics and financial performance of the Predecessor Company for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. This discussion includes the fresh-start adjustments and cancellation of debt resulting from the application of fresh-start accounting to the Predecessor Company.

Subscriber Additions.  For the nine months ended September 30, 2004, our net subscribers decreased by approximately 108,200 subscribers. This decrease included approximately 92,500 subscribers related to the NTELOS markets that were sold in June 2004. Gross activations during the first nine months of 2004 were 53% lower than the same period in 2003 due to restricted marketing activities in an effort to conserve cash during our bankruptcy. Our subscriber base as of September 30, 2004 consisted of approximately 81% prime credit subscribers compared to approximately 77% as of September 30, 2003.

Churn.  Churn for the nine months ended September 30, 2004 was 3.1% compared to 3.2% for the nine months ended September 30, 2003, essentially flat.

Results of Operations

Subscriber revenues.  Subscriber revenues for the nine months ended September 30, 2004 were approximately $119.3 million, compared to approximately $141.9 million for the nine months ended September 30, 2003, a decrease of approximately $22.6 million. Approximately $19.1 million of the decline in subscriber revenues was the result of the sale of the NTELOS markets in the Sprint Transaction. We provided PCS service to approximately 184,500 subscribers at September 30, 2004, compared to approximately 301,100 at September 30, 2003.

Roaming revenues.  Roaming revenues increased from approximately $43.4 million for the nine months ended September 30, 2003, to approximately $49.2 million for the nine months ended September 30, 2004, an increase of approximately $5.8 million. This increase reflected increased minutes of use, particularly in our $.10 markets.

Equipment revenues.  Equipment revenues for the nine months ended September 30, 2004 were approximately $4.0 million, compared to approximately $4.5 million for the nine months ended September 30, 2003, a decrease of approximately $500,000. The decrease was attributable to selling a lower number of handsets during the nine months ended September 30, 2004 as compared to 2003, offset by a higher selling price per handset during 2004. We sold approximately 24,200 handsets at our retail stores for the nine months ended September 30, 2004 as compared to approximately 67,300 sold for the nine months ended September 30, 2003.

Cost of service.  Cost of service for the nine months ended September 30, 2004 was approximately $107.1 million, compared to approximately $138.3 million for the nine months ended September 30, 2003, a decrease of approximately $31.2 million. Cost of service declined approximately $20.6 million due to the sale of the NTELOS markets. In addition, Sprint customer service expenses decreased by $4.5 million due to a lower subscriber base and network operations and customer care expenses decreased by $5.6 million and $500,000, respectively.

Cost of equipment.  Cost of equipment for the nine months ended September 30, 2004 was approximately $4.2 million, compared to approximately $12.4 million for the nine months ended September 30, 2003, a decrease of approximately $8.2 million. Cost of equipment declined primarily as a result of less handsets and accessories sold during 2004. We sold approximately 24,200 handsets at our retail stores during the nine months ended September 30, 2004 compared to approximately 67,300 sold during the nine months ended September 30, 2003.

Selling and marketing expenses.  Selling and marketing expenses decreased to approximately $18.8 million for the nine months ended September 30, 2004, compared to approximately $32.9 million for the nine months ended September 30, 2003, a decrease of approximately $14.1 million. This decrease was attributable to the workforce reduction and lower spending to conserve cash during our reorganization. We expect selling and marketing expenses to increase as we resume building our subscriber base.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2004 were approximately $21.4 million compared to approximately $30.5 million for the nine months ended September 30, 2003, a decrease of approximately $9.1 million. The decrease reflected a reduction of  $2.7 million in Sprint management fees and bad debt expense resulting from the sale of our NTELOS markets. The decrease in 2004 general and administrative expenses also included approximately $3.9 million reduction in legal and financial consulting fees, a $400,000 decrease in the Sprint PCS management fees, a decrease of approximately $200,000 in the other general expenses and a decrease of $1.9 million for our provision for doubtful accounts, reflecting the positive effects of the increased credit quality of our subscriber base.

Reorganization items.  Reorganization income, net of expense, was approximately $74.6 million for the period from January 1, 2004 to October 1, 2004 consisting of approximately $92.4 million of income from fresh-start adjustments, and expenses of $17.8 million, including: $15.1 million of professional fees, $300,000 of expenses related to store closings, $1.6 million of key employee retention plan payments and $800,000 of employee separation expenses. Reorganization expenses for the nine months ended September 30, 2003 were $112.5 million, consisting of $18.1 million of amortization of debt issuance fees, $16.1 million of amortization of warrants, $73.8 million of accelerated accretion of the senior notes, $2.8 million related to store closings and $1.7 million of employee separation expenses.

Non-cash compensation expense.  We recorded non-cash compensation expense of approximately $145,000 and $465,000 for the nine months ended September 30, 2004 and 2003, respectively, for stock options granted in November 1999. These options were cancelled as a result of the reorganization on October 1, 2004.

Depreciation and amortization expense.  Depreciation and amortization expenses decreased by approximately $4.7 million to a total of approximately $24.6 million for the nine months ended September 30, 2004. The decrease was the result of the impairment of intangible assets and property and equipment recorded in June 2003.

Impairment of intangible assets and property and equipment.  We were not in compliance with the loan covenants under our senior credit facility as of June 30, 2003. As a result, we completed an impairment assessment of our intangible assets and property and equipment in accordance with SFAS No. 144. This assessment resulted in the Company recording impairment charges of approximately $39.2 million on its intangible assets and approximately $34.6 million on its property and equipment in June 2003. We performed these valuations utilizing the current market information available.

Gain (loss) on sale of property and equipment.  In June, 2004 we completed the sale of our NTELOS markets to Sprint, which included the economic interest in approximately 92,500 subscribers and seven retail stores. This transaction resulted in a gain of approximately $42.1 million. For the nine months ended September 30, 2003, we incurred a loss of approximately $200,000 related to the disposal of assets from two of our closed retail stores and a planned store that never opened.

Interest income and other, net.  Interest income and other income for the nine months ended September 30, 2004 was approximately $800,000 compared to approximately $700,000 in 2003 and consisted primarily of interest income. This increase was due primarily from income received on increased restricted cash.

Interest expense, net.  Interest expense for the nine months ended September 30, 2004 was approximately $8.7 million, compared to approximately $42.6 million for the same period in 2003.

At September 30, 2004, the interest rate on the $105.0 million term loan A borrowed under our secured credit facility was 5.64%, while the interest rate on the $50.0 million term loan B was 6.14%. Interest expense on the secured credit facility was $5.8 million and $6.9 million for the nine months ended September 30, 2004 and 2003, respectively.

We accrue interest at a rate of 11 3/8% annually on our $125.0 million senior notes issued in July 2004 and began making semi-annual interest payments on January 15, 2005. Interest expense on the $125.0 million senior notes was $2.9 million for the nine months ended September 30, 2004.

Upon the bankruptcy filing, we fully accreted our 14.00% discount notes to their face value of $295.0 million. Interest expense on the 14.00% discount notes was approximately $18.8 million for the nine months ended September 30, 2003. In addition, interest expense for the $175.0 million senior notes was approximately $14.9 million during the nine months ended September 30, 2003, compared to no accrual for the comparable period in 2004 due to the suspension of interest on the notes as of our bankruptcy petition date.

Interest expense for the nine months ended September 30, 2003 also included approximately $1.9 million in amortization of deferred financing fees related to our secured credit facility, our discount notes and our senior notes. We also recorded approximately $800,000 in interest expense in the 2003 nine month period related to commitment fees we paid on the unused portion of our secured credit facility.

Capitalized interest for the nine months ended September 30, 2003 was approximately $700,000.

Cancellation of Debt.  Cancellation of debt consisted of approximately $321.9 million of adjustments to liabilities subject to compromise and equity in conjunction with the Plan of Reorganization on October 1, 2004.

Income tax benefit.  As a result of the impairment charge recorded in 2003, we recorded a tax benefit of approximately $6.0 million due to the reduction of a deferred tax liability related to intangible assets.

Preferred stock dividend.  We recorded preferred stock dividend expense of approximately $10.1 million for the nine months ended September 30, 2004 compared to $9.4 million for the nine months ended September 30, 2003. The preferred stock was cancelled as a result of our reorganization on October 1, 2004.

Other comprehensive income (loss).  Other comprehensive income of approximately $400,000 was recorded in the nine months ended September 30, 2003, reflecting gains on interest rate swap contracts that expired in 2003. During 2001, we entered into two separate two-year interest rate swap contracts, effectively fixing $50.0 million of the term loan B borrowed under the secured credit facility. Both swaps expired in 2003, and were not renewed.

Predecessor Company Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.  The following table sets forth a breakdown of our revenues by type:

	Predecessor Company For the Year Ended December 31,
	2003		2002
	Amount	%	Amount	%
	(dollars in thousands)
Subscriber revenues	$188,672	74%	$152,409	71%
Roaming revenues	61,728	24%	55,782	26%
Equipment revenues	5,166	2%	7,847	3%
Total revenues	$255,566	100%	$216,038	100%

Key Metrics

The following discussion details key operating metrics and focuses on the details of our financial performance for the 12 months ended December 31, 2003, compared to the 12 months ended December 31, 2002.

Subscriber additions.  As of December 31, 2003, we provided personal communication service to approximately 292,600 subscribers, compared to approximately 270,900 subscribers as of December 31, 2002. For the years ended December 31, 2003 and 2002, our net subscribers increased by approximately 21,700 and 78,600 subscribers, respectively. Gross activations slowed considerably during 2003, as we closed 20 of our retail stores by late July to conserve cash during the reorganization period.

Churn.  Churn for the year ended December 31, 2003 was 3.0% compared to 3.5% for the year ended December 31, 2002. During 2002, we experienced increased churn as a result of an increase in the number of sub-prime credit subscribers we added whose service was involuntarily discontinued during the period.

Results of Operations

Subscriber revenues.  Subscriber revenues for the year ended December 31, 2003 were $188.7 million, compared to $152.4 million for the year ended December 31, 2002, an increase of $36.3 million. Of the $188.7 million in 2003 revenues, $64.6 million related to subscribers in the NTELOS markets we divested in June, 2004. The growth in subscriber revenues was primarily the result of growth in our subscriber base.

Roaming revenues.  Roaming revenues increased to $61.7 million for the year ended December 31, 2003 from $55.8 million for the year ended December 31, 2002, an increase of $5.9 million. This increase resulted from the continued expansion of our service territory as well as expanding roaming agreements with wireless carriers. $20.7 million of our roaming revenue related to revenue from the NTELOS markets we sold in June, 2004.

Equipment revenues.  Equipment revenues for the year ended December 31, 2003 were $5.2 million, compared to $7.8 million for the year ended December 31, 2002, a decrease of approximately $2.6 million. The decrease in equipment revenues was the result of our efforts to conserve cash during our reorganization period. We activated approximately 51,207 handsets at our retail stores in 2003, compared to approximately 75,726 activations in 2002.

Cost of service.  Cost of service for the year ended December 31, 2003 was $181.3 million, compared to $167.1 million for the year ended December 31, 2002, an increase of $14.2 million. This increase reflected an increase of $4.7 million in roaming expense and long-distance charges and the increase of $8.6 million in costs incurred under our network services agreement with NTELOS, both the result of our subscriber growth during 2003. Our cost of service expense related to NTELOS was approximately $41.6 million in 2003, compared to $33.0 million in 2002. Network operations payroll expense decreased by approximately $1.4 million in 2003 as a result of the reduction in work force implemented in July 2003. Customer care, activation and billing expenses increased by approximately $2.2 million in 2003 due to the increase in our subscriber base. Variable connectivity expenses, including interconnection and national platform expenses, decreased by approximately $400,000, reflecting our ongoing efforts to reduce interconnection charges by negotiating more favorable terms with our vendors. Other costs of service expenses increased in the aggregate by approximately $500,000 in 2003.

Cost of equipment.  Cost of equipment for the year ended December 31, 2003 was $13.4 million, compared to $19.2 million for the year ended December 31, 2002, a decrease of $5.8 million. As stated earlier, we activated fewer handsets at our retail stores in 2003 to conserve cash during our reorganization period.

Selling and marketing expenses.  Selling and marketing expenses were $39.6 million for the year ended December 31, 2003, compared to $52.6 million for the year ended December 31, 2002, a decrease of $13.0 million. We closed 20 of our retail stores by late July 2003, thus incurring approximately $900,000 less in retail store costs during 2003. In addition, we decreased our advertising in 2003, resulting in savings of approximately $7.0 million. Commissions paid to third parties declined by approximately $1.8 million in 2003, and subsidies on handsets sold by third parties decreased $3.3 million.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2003 were approximately $38.4 million, compared to approximately $41.7 million in 2002, a decrease of approximately $3.3 million. The decrease reflected an approximate $8.0 million reduction in our provision for doubtful accounts, due primarily to the write-off of ClearPay and certain other sub-prime subscribers (defined in “Business — Products and Services — Account spending limits”) in 2002; an approximate $3.0 million increase in Sprint management fees, due to higher subscriber revenues in 2003; and an increase of approximately $1.7 million in other general expenses due primarily to higher professional fees.

Reorganization expenses.  We recorded approximately $118.8 million of reorganization expenses for the year ended December 31, 2003 related to both the closing of our retail stores and filing for bankruptcy protection on August 15, 2003. These expenses include approximately $1.7 million for employee separations, $2.0 million related to the closing of our stores, $800,000 in lease commitments, $5.7 million of professional fees, $600,000 in payments to employees under our key employee retention plan and $108.0 million related to the write-off of our debt-related expenses, including $89.9 million in accelerated accretion of the senior discount notes and $18.1 million of debt issuance costs.

Non-cash compensation expense.  For the years ended December 31, 2003 and 2002, we recorded stock-based compensation expense of approximately $600,000 and $700,000, respectively. Prior to the bankruptcy filing, the scheduled annual non-cash compensation expense for these stock options was to be approximately $620,000 in 2003, $193,000 in 2004 and $71,000 in 2005. However, under the Plan of Reorganization, the stock options were cancelled and under fresh-start accounting the recognition of the expense ceased.

Depreciation and amortization expenses.  For the years ended December 31, 2003 and 2002, depreciation and amortization expenses were $111.3 million and $40.3 million, respectively, or an increase of $71.0 million. The increase in 2003 reflected approximately $34.6 million related to the impairment of property and equipment and $39.2 million related to the impairment of intangible assets. These charges resulted from an asset impairment assessment in accordance with SFAS No. 144.

For the year ended December 31, 2003, depreciation and amortization expenses included $900,000 of expense related to the intangible asset associated with the Bright PCS acquisition, compared to $1.7 million recorded in the year ended December 31, 2002. Additionally, in accordance with the adoption of SFAS No. 144, the remaining intangible asset value of approximately $27.9 million associated with the Bright PCS acquisition was considered impaired and was written off in 2003.

Depreciation and amortization expenses for the years ended December 31, 2003 and 2002 also included approximately $400,000 and $800,000, respectively, related to a marketing agreement established between Sprint and us in 2000. In September, 2000, we negotiated an agreement with Sprint that gave us the rights to provide services in certain new markets in exchange for stock warrants, which were to be issued by us to Sprint the earlier of an initial public offering or July 31, 2003. As a result of this agreement, we established an intangible asset that was to be amortized over the life of the management agreement with Sprint, which represented approximately $800,000 in annual amortization expense.  The remaining intangible asset value of $11.3 million was considered impaired in accordance with SFAS No. 144 and written off in 2003. As part of the Plan of Reorganization, the warrants were cancelled.

Depreciation and amortization expenses for 2002 included approximately $3.5 million of expenses related to accelerated depreciation on impaired assets. During 2002, we launched switches in Tennessee and Pennsylvania to replace certain switching equipment in Chillicothe, Ohio, which was disconnected and taken out of service As a result, the disconnected switching equipment was considered an impaired asset as defined by SFAS No. 144 and the non-depreciated portion of the asset value was written off in 2002.

Depreciation and amortization expenses for 2002 also included goodwill amortization of approximately $13.2 million, which reflected the write off of the remaining goodwill balance on the Company’s balance sheet as a result of the adoption of SFAS No. 142 as of December 31, 2001.

Loss on disposal of PCS assets.  For the years ended December 31, 2003 and 2002, we incurred losses of approximately $200,000 and $600,000, respectively, related to the sale of network equipment and corporate-owned vehicles.

Impairment of goodwill and impact of acquisition-related deferred taxes.  On December 31, 2002, we performed the annual valuation assessment of goodwill in accordance with SFAS No. 142. As a result of this valuation, we recorded goodwill impairment of approximately $13.2 million, which eliminated the entire balance of goodwill as of December 31, 2002. The fair value was measured based on projected discounted future operating cash flow using a discount rate reflecting our average cost of funds.

Interest income and other, net.  Interest income and other for the year ended December 31, 2003 was approximately $900,000, compared to approximately $3.0 million in 2002. This decrease in 2003 was due primarily to a lower average balance of short-term investments during 2003 and lower short-term interest rates.

Interest expense, net.  Interest expense for the year ended December 31, 2003 was approximately $44.7 million, compared to approximately $60.6 million in 2002. The decrease in interest expense was principally the result of elimination of the annual accretion on our discount notes in 2003. Upon the bankruptcy filing, we fully accreted the discount notes to their face value of $295.0 million, accounting for this as reorganization expense, as described above. In addition, interest on the $175.0 million notes was also suspended as of the bankruptcy petition date, August 15, 2003.

Interest expense on the senior secured credit facility was $9.0 million and $9.3 million during the years ended December 31, 2003 and 2002, respectively. Interest on the outstanding balance of our senior secured credit facility accrued at LIBOR plus a specified margin. On June 29, 2002, we agreed to several changes in the senior secured credit facility including a 25 basis point increase in the margin on the annual interest rate. As of December 31, 2003, the interest rate on the $105.0 million term loan A borrowed under our senior secured credit facility was 5.12%, while the interest rate on the $50.0 million term loan B was 5.62%.

Interest expense on the discount notes was approximately $18.8 million and $27.2 million during the years ended December 31, 2003 and 2002, respectively. We accrued interest at a rate of 14% annually on our senior discount notes issued in September 2000 and, absent our bankruptcy filing, would have been required to pay interest semi-annually in cash beginning in October 2005. Unaccreted interest expense on the discount notes was approximately $108.7 million as of December 31, 2002. Unaccreted interest expense of approximately $89.9 million was expensed to reorganization expense at the time of the bankruptcy filing.

Interest expense on the 13.75% senior notes was approximately $14.9 million in 2003 and approximately $24.1 million in 2002. On June 15, 2002, we began making semi-annual interest payments on our senior notes issued in December 2001 at an annual rate of 13.75%. Under the terms of the senior notes, cash to cover the first four semi-annual interest payments was placed in an escrow account. The last interest payment was not paid from the escrow account in December 2003 as scheduled. Thus we retained $12.0 million of restricted cash on our balance sheet as of December 31, 2003. The $12.0 million of restricted cash was distributed to the bondholders in October 2004 as part of the Plan of Reorganization.

Interest expense for the years ended December 31, 2003 and 2002, also included approximately $1.9 million and $2.8 million, respectively, in amortization of deferred financing fees related to our senior secured credit facility, our senior discount notes and our senior notes. As a result of our bankruptcy filing, we expensed the remaining balance of approximately $18.1 million in debt issuance costs, to reorganization expense, as described above. Interest expense for 2003 and 2002 also included approximately $800,000 and $1.6 million, respectively, in commitment fees paid on the unused portion of our senior secured credit facility.

Capitalized interest for the years ended December 31, 2003 and 2002 was approximately $700,000 and $4.4 million, respectively.

Income tax (expense) benefit.  In 2003, we recorded an income tax benefit of approximately $6.0 million related to a deferred tax liability. In conjunction with the write off of the intangible assets in accordance with SFAS No. 144 as describer earlier, the deferred tax liability created from the intangible assets associated with the Bright acquisition was eliminated, resulting in the tax benefit. We did not record any income tax benefit for the year ended December 31, 2002 because of the uncertainty of generating future taxable income to be able to recognize current net operating loss carryforwards.

Net loss.  Our net loss for the year ended December 31, 2003 was $285.8 million, compared to $176.9 million for the year ended December 31, 2002. The increase in our net loss reflected reorganization expenses and the write-off of impaired assets.

Preferred stock dividend.  Our convertible preferred stock paid a stock dividend at the rate of 7.5% per annum, payable semi-annually commencing May 1, 2001. The dividends were to be paid with additional shares of convertible preferred stock. Through December 31, 2003, we paid a cumulative total of $35,941,922 of dividends in additional shares of convertible preferred stock. As of December 31, 2003, there were 32,757,537 shares of convertible preferred stock outstanding. Under our Plan of Reorganization, the convertible preferred stock was cancelled. During our bankruptcy proceedings, we continued to accrue the dividend but did not pay the dividend.

Other comprehensive income (loss).  During 2001, we entered into two separate two-year interest rate swap contracts, effectively fixing $50.0 million of the term loan B borrowed under the senior secured credit facility. The swap contracts expired in 2003 and were not renewed. Other comprehensive income of approximately $395,000 and $443,000 was recorded for the years ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

As of December 31, 2004 (Successor Company), we had $55.5 million in cash and cash equivalents compared to $70.7 million as of December 31, 2003 (Predecessor Company).

With the net proceeds from the offering of the senior notes and subject to our ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for the next twelve months.

Statement of cash flow for the year ended December 31, 2004.  Net cash used in operating activities for the period October 1, 2004 to December 31, 2004 was approximately $2.1 million. This reflects the continuing use of cash for our operations to enroll subscribers and operate our network. The net loss of approximately $24.0 million was offset by approximately $25.5 million in depreciation, offset by approximately $3.6 million in other working capital changes. Net cash used in operating activities for the nine month period ended September 30, 2004 was approximately $7.6 million. This reflects the application of fresh-start accounting, the gain from the sale of the NTELOS markets, and the continuing use of cash for our operations to enroll subscribers and operate our network.  Net income of approximately $427.1 million, which included approximately $17.8 million of reorganization expenses related to the bankruptcy filing, was offset by approximately $321.9 million from the cancellation of debt, $92.4 million from the gain on fresh-start adjustments, $42.1 million from the gain on Sprint Transaction and other working capital changes of approximately $2.9 million. These adjustments were offset by approximately $24.6 million in depreciation.

Net cash provided by investing activities for the period October 1, 2004 to December 31, 2004 was approximately $9.4 million, consisting of approximately $12.0 million in restricted cash that was distributed according to the Plan of Reorganization offset by $2.6 million of capital expenditures to upgrade our network. Net cash provided by investing activities for the nine month period ended September 30, 2004 was approximately $31.5 million, consisting of approximately $33.0 million of proceeds received from the Sprint Transaction and $100,000 of proceeds from the sale of property and equipment, offset by approximately $1.6 million of capital expenditures for network equipment. We expect capital expenditures to increase in 2005 as we replace and upgrade equipment in our Ohio, Indiana and Tennessee markets with Nortel equipment.  This replacement should be completed during 2005 and is estimated to cost approximately $13.0 million, less approximately $4.5 million from the sale of old equipment.  Total capital expenditures anticipated during 2005 is estimated to be approximately $19.0 million, less approximately $4.5 million from the sale of old equipment for a net expenditure of $14.5 million.

Net cash used by financing activities for the period October 1, 2004 to December 31, 2004 was approximately $12.1 million consisting of restricted cash and accrued interest that was distributed according to the Plan of Reorganization. Net cash used by financing activities for the period ended September 30, 2004 was approximately $34.2 million, consisting of $125.0 million of senior notes, offset by $155.0 million in repayments on the secured credit facilities and approximately $4.2 million in deferred financing fees on the $125.0 million senior notes. At this time, we do not plan on any significant financing activities in 2005.

Statement of cash flow for the year ended December 31, 2003.  Net cash used in operating activities for the year ended December 31, 2003 was approximately $10.3 million. This reflects the continuing use of cash for our operations to develop our subscriber base, including but not limited to providing service in our markets and the costs of acquiring new subscribers. The net loss of approximately $285.8 million was partially offset by approximately $110.1 million of non-cash restructuring charges,

$37.5 million of depreciation expense, $73.8 million write-off related to impaired assets, as well as increases in accrued liabilities and the payable to Sprint.

Net cash used in investing activities for the year ended December 31, 2003 was approximately $5.2 million and consisted entirely of capital expenditures for network equipment.

Net cash provided by financing activities for the year ended December 31, 2003 was $24 and consisted of 200 shares of stock options exercised.

Debt covenants.  The indenture for the senior notes established new debt covenants. As of December 31, 2004, we were in compliance with such covenants.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to non-cancelable operating lease agreements for office space, cell sites, vehicles and office equipment.  Future minimum contractual cash obligations for the next five years and in the aggregate as of December 31, 2004, are as follows:

	Payments due by Period
	Year Ended December 31,
	(dollars in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter
Senior notes	$125,000	$—	$—	$—	$—	$—	$125,000
Purchase Obligations	14,000	13,000	1,000	—	—	—	—
Operating Leases	36,670	14,022	9,438	4,667	3,391	2,990	2,162
Total	$175,670	$27,022	$10,438	$4,667	$3,391	$2,990	$127,162

Our total current liabilities were $27.8 million as of December 31, 2004.  Cash interest expense is expected to be approximately $14.2 million per year during the term of the notes.

On March 17, 2005, we entered into an Agreement and Plan of Merger with iPCS, another PCS Affiliate of Sprint.  If the merger is consummated, we will be merged with and into iPCS and the senior notes will become the direct obligation of iPCS.  As of March 17, 2005, assuming the merger had been consummated prior to such date, iPCS, as the surviving company, would have had $290.0 million of indebtedness for borrowed money on a pro forma basis.

Seasonality

Our business is subject to seasonality because the wireless telecommunications industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters.

Inflation

We believe that inflation has not had and will not have a material adverse effect on our results of operations.

Critical Accounting Policies and Estimates

Allowance for doubtful accounts.  Estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, and current aging of our accounts receivable and credit-quality trends, as well as Sprint’s credit policy.  A change in the actual write-offs experienced could have a material impact on our financial statements.  The following table provides certain statistics on our allowance for doubtful accounts receivable:

	Successor Company	Predecessor Company
	Period Ended December 31,	Period Ended September 30,	Year Ended December 31,
	2004	2004	2003	2002
Provision as a% of subscriber revenue	6%	3%	4%	10%
Write-offs, net of recoveries as a% of subscriber revenue	6%	3%	4%	10%
Allowance for doubtful accounts as a% of accounts receivable	9%	8%	8%	11%

Reliance on the timeliness and accuracy of data received from Sprint PCS.  We place significant reliance on Sprint PCS as a service provider in terms of the timeliness and accuracy of financial and statistical data related to our subscribers that we receive on a periodic basis from Sprint PCS and use in the preparation of our financial statements. We make estimates in terms of cash flow, revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint PCS. We obtain assurance as to the accuracy of the data through analytical review and reliance on the service auditor’s report on Sprint PCS’ internal control processing prepared by Sprint PCS’ external service auditor. Inaccurate, incomplete or untimely data from Sprint PCS could have a material adverse effect on our results of operations and cash flow, as well as on our ability to report our results.

Revenue recognition.  We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. We recognize service revenue from our subscribers as they use the service. We pro-rate monthly subscriber revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee when they initiate service. We reduce recorded service revenue for billing adjustments. Effective July 1, 2003, we adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units of the arrangement based on their relative fair values. The guidance in EITF 00-21 became effective for revenue arrangements entered into for quarters beginning after June 15, 2003. We elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF 00-21, under the provisions of SAB No. 101, we accounted for the sale of our handsets and our subsequent service to the customer as a single unit of accounting because our wireless service is essential to the functionality of our handsets. Accordingly, we deferred all activation fee revenue and its associated direct costs and amortized these revenues and costs over the average life of our subscribers, which we estimate to be 24 months. Under EITF 00-21 we no longer need to consider whether customers can use their handsets without our wireless service provided to them. Because we meet the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires us to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, we now recognize activation fee revenue generated from our retail stores as equipment revenue. In addition, we recognize the portion of the direct activation fee costs related to the handsets sold in our retail stores. Subsequent to July 1, 2003, we have continued to apply the provisions of SAB No. 101 and have deferred and amortized activation fee revenue and costs generated by subscribers activated other than through our retail stores.

We participate in the Sprint PCS national and regional distribution program in which national retailers such as RadioShack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under our affiliation agreements with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in our territory, we are obligated to reimburse Sprint PCS for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. We do not receive any revenues from the sale of wireless handsets by national retailers. We classify these Sprint PCS wireless handset subsidy charges as a sales and marketing expense for a wireless handset sale to a new subscriber and classify these subsidies as a cost of service for a wireless handset upgrade to an existing subscriber.

We recognized approximately $19,000 for the period October 1, 2004 to December 31, 2004, $2,560,000 for the period January 1, 2004 to September 30, 2004, $5,182,000 in 2003 and $2,992,000 in 2002 of both activation fee revenue and customer activation expense, and had deferred approximately $279,000 and $3,749,000 of activation fee revenue and direct customer activation expense as of December 31, 2004 and 2003, respectively. In applying fresh-start reporting, the deferred activation revenue and expense were deemed to have a zero value and were eliminated in the fresh-start adjustments.

A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in our territory is accrued as services are provided, remitted to Sprint PCS and recorded as general and administrative expense. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in our territory are not subject to the 8% affiliation fee. Expense related to the management fees charged under the agreement was approximately $2,421,000 for the period October 1, 2004 to December 31, 2004, $9,559,000 for the period January 1, 2004 to September 30, 2004, $15,020,000 for the year ended December 31, 2003 and $12,027,000 for the year ended December 31, 2002.

Impairment of long-lived assets and goodwill.  We account for long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2004, our assets were not deemed to be impaired. We recorded approximately $3.5 million related to accelerated depreciation on an impaired asset for the year ended December 31, 2002. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. We recorded a goodwill impairment of $13.2 million during the year ended December 31, 2002.

We were not in compliance with the loan covenants under our senior secured credit facility as of June 30, 2003. This created the need for an impairment assessment of our intangible assets and property and equipment as required by SFAS No. 144. Therefore, we projected future undiscounted cash flows and determined they were insufficient to recover the carrying amounts for the intangible assets and property and equipment. This required us to recognize an impairment loss for the excess of carrying value over fair value. To determine fair value, we performed a valuation utilizing a cost approach adjusted for items such as technological and functional obsolescence as appropriate.

We determined that the carrying value of the intangible assets exceeded the fair value of the assets. As a result, we recorded impairment on the intangible assets of approximately $39.2 million. As a result of the impairment charge, we recorded a tax benefit of $6.0 million due to the reduction of a deferred tax liability related to the intangibles. As of June 30, 2003, net deferred income taxes were zero.

Additionally, we determined that the fair market value of the property and equipment was less than the carrying value of the assets. As a result, we recorded an impairment on property and equipment of approximately $34.6 million.

Deferred taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of our operations. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be received from future taxable income and to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. As of December 31, 2003 and December 31, 2004, we have recognized a valuation allowance for the full amount of the net deferred tax asset, causing it to be reported with a net balance of zero. See Note 8 in the Notes to Consolidated Financial Statements for the year ended December 31, 2004 included elsewhere in this annual report on Form 10-K. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Under SOP 90-7, pronouncements required to be implemented within 12 months of adopting fresh-start accounting should be implemented as of the fresh-start date.  Thus we adopted SFAS No. 123R.  We recorded approximately $641,000 in compensation expense and expect to record $3.3 million in each of 2005 and 2006.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is discussed further in Note 3 and did not have a material effect on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

Off-Balance Sheet Arrangements

Other than operating lease commitments discussed in the notes to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K, we have no off-balance sheet arrangements that would have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we were not involved in any material unconsolidated SPE transaction.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

We do not engage in commodity futures trading activities and do not enter into derivative financial instruments for speculative trading purposes. We also do not engage in transactions in foreign currencies that would expose us to additional market risk. Although in the past we have managed interest rate risk on our outstanding long-term debt through the use of fixed and variable-rate debt and interest rate swaps, we currently have no outstanding swaps.

In the normal course of business, our operations are exposed to interest rate risk. Our primary interest rate risk exposure relates to (i) our ability to refinance our fixed-rate notes at maturity at market rates, and (ii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

As of December 31, 2004, we had outstanding borrowings of approximately $125.0 million under our senior notes issued in 2004. The rate of interest on the senior notes is fixed at 11 3/8%. To the extent that we incur any floating rate financing in the future, we would be exposed to interest rate risk on such indebtedness, as variable interest rates may increase substantially.

Item 8.            Financial Statements and Supplementary Data

Financial statements and supplementary data required by this item are submitted as a separate section of this annual report on Form 10-K. See “Index to Consolidated Financial Statements” commencing on page F-1 herein.

Item 9.            Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures

Disclosure Controls and Internal Controls

Our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) (“Disclosure Controls”) are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our Disclosure Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

Notwithstanding the foregoing limitations, we believe that our Disclosure Controls provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Company’s Disclosure Controls

As of December 31, 2004, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our Disclosure Controls were effective at the reasonable assurance level to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint PCS to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. This report is provided bi-annually to us.

Item 9B.         Other Information

None.

Part  III

Item 10.         Directors and Executive Officers of the Registrant

The following table represents information with respect to our directors and executive officers.

Name	Age	Position
William A. McKell	44	Director, President and Chief Executive Officer
Peter M. Holland	39	Director, Chief Financial Officer
Alan G. Morse	45	Chief Operating Officer
Monesa S. Skocik	43	Senior Vice President, Operations
Lawrence J. Askowitz	39	Director
Timothy G. Biltz	46	Director
Anthony Civale	30	Director
Jeffrey W. Jones	43	Director
Robert A. Katz	38	Director

William A. McKell has served as a director, President and Chief Executive Officer of Horizon PCS since its inception in April 2000 and has served as President, Chief Executive Officer and Chairman of the Board of Horizon Personal Communications since May 1996.  Mr. McKell has been President of and a member of the Management Committee of Bright PCS since its formation in September 1999.  Mr. McKell served as Vice President of Network Services from January 1996 to April 1996 and Director of Network Services from August 1994 to December 1995 for The Chillicothe Telephone Company, a local telephone company. Mr. McKell was chairman of the board of directors, president and chief executive officer of Horizon PCS at the time Horizon PCS filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

Peter M. Holland has served as the Chief Financial Officer of Horizon PCS since its inception in April 2000 and has served as the Chief Financial Officer of Horizon Personal Communications since November 1999.  Mr. Holland has been a member of the management committee of Bright PCS since its formation in September 1999.  He served as Vice President of Finance and Treasurer of Horizon Telcom from November 1999 through September 2004.  From May 1996 to December 1999, Mr. Holland was a principal and owner of The Pinnacle Group located in Langley, Washington.  Mr. Holland started his career in telecommunications with Ernst & Young’s telecommunications consulting group and was a Certified Public Accountant.  Mr. Holland was a director and chief financial officer of Horizon PCS at the time Horizon PCS filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

Alan G. Morse was appointed Chief Operating Officer of the Company on March 1, 2002.  Previously, Mr. Morse was chief operating officer of TelePacific Communications, Inc., an integrated telecommunications provider operating in California and Nevada from 2000 to 2001.  From 1996 to 2000, he was area vice president for Sprint PCS, where he managed the build-out, launch and operation of Sprint PCS businesses in Cleveland, Cincinnati, Columbus, Indianapolis and Pittsburgh.  He has held management positions with Nextel Communications Inc. and Cellular One of Ohio and Michigan.  Mr. Morse was chief operating officer of Horizon PCS at the time Horizon PCS filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

Monesa S. Skocik has served as a Vice President of Horizon PCS since its inception in April 2000 and of Horizon Personal Communications since August 1999.  Ms. Skocik has over eight years of telecommunications experience.  Ms. Skocik is responsible for our coordination, management and implementation of Sprint PCS’ new product launches, compliance monitoring and other corporate customer service functions.  Since March 1997, Ms. Skocik has held various positions with Horizon Personal Communications, including Vice President of Customer Operations, Director — Customer Service and Manager — Customer Care.  Ms. Skocik was vice president, external affairs of Horizon PCS at the time Horizon PCS filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

Lawrence J. Askowitz was appointed as a director of Horizon PCS in September 2004 pursuant to our Plan of Reorganization.   Mr. Askowitz is a partner in ZelnickMedia, a private equity firm that acquires and operates media and telecom companies.  Prior to joining ZelnickMedia in 2004, Mr. Askowitz spent over sixteen years as an investment banker for Lazard, Credit Suisse First Boston and Deutsche Bank.

Timothy G. Biltz was appointed as a director of Horizon PCS in September 2004 pursuant to our Plan of Reorganization.  Mr. Biltz is Chief Operating Officer and serves on the board of directors of SpectraSite, Inc.  Prior to joining SpectraSite in August 1999, Mr. Biltz spent 10 years at Vanguard Cellular Systems, Inc., most recently as Executive Vice President and Chief Operating Officer.  He joined Vanguard in 1989 as Vice President of Marketing and Operations and was Executive Vice President and President of U.S. Wireless Operations from November 1996 until May 1998 when he became Chief Operating Officer.  Mr. Biltz also serves on the board of directors of one privately held company.  SpectraSite, Inc. filed for Chapter 11 protection under the United States bankruptcy laws on November 15, 2002.

Anthony Civale was appointed as a director of Horizon PCS in September 2004 pursuant to our Plan of Reorganization.  Mr. Civale is a Principal with Apollo Management, L.P., with which he has been associated since 1999, and which, together with affiliated investment managers, manages the Apollo investment funds, including Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.  Mr. Civale also serves on the board of directors of two privately held Apollo portfolio companies.

Jeffrey W. Jones was appointed as a director of Horizon PCS in September 2004 pursuant to our Plan of Reorganization.  Mr. Jones currently serves as Senior Vice President and Chief Financial Officer of Vail Resorts, Inc.  He joined Vail Resorts, Inc. in September 2003, as Senior Vice President and Chief Financial Officer of Vail Resorts Development Company and served in that capacity until November 18, 2003.  From 1999 to September 2003, Mr. Jones served as Executive Vice President and Chief Financial Officer of Clark Retail Enterprises, Inc. in Chicago, Illinois, a privately held multi-unit convenience, food and gasoline retailer.  Prior to 1999, Mr. Jones spent a year as Chief Financial Officer and Treasurer of Lids Corporation in Boston, Massachusetts, a specialty retailer.  From 1994 to 1998, Mr. Jones held the positions of Vice President and Controller and then Vice President of Finance, Real Estate and Administration for Clark Refining and Marketing, Inc. (now known as Premcor, Inc.) in St. Louis, Missouri.  Prior to 1994, Mr. Jones worked in several corporate positions, including Controller, Treasurer and Vice President-Controller, at Dairy Mart Convenience Stores, Inc., a publicly traded company.  Clark Retail Group and Clark Retail Enterprises, Inc. filed for Chapter 11 protection under the United States bankruptcy laws on October 14, 2002.  Mr. Jones is a member of the American Institute of Certified Public Accountants.

Robert A. Katz was appointed as a director of Horizon PCS in September 2004 pursuant to our Plan of Reorganization.  Mr. Katz has been associated with Apollo Management, L.P., an affiliate of Apollo Investment Fund IV, L.P., in various capacities since 1990.  Mr. Katz is also a director of Vail Resorts, Inc. and United Agri Products, Inc.  Mr. Katz previously served on the board of directors of Horizon PCS from September 2000 until August 15, 2003.

Board of Directors

There are presently seven members of the board of directors.

The members of the Board of Directors receive an annual retainer of $15,000.  The members of the audit committee receive an additional annual retainer of $20,000.  The chairman of the audit committee receives an additional annual retainer of $5,000.  Each member of the Board of Directors receives a $1,000 fee for each Board or committee meeting attended (other than the executive committee) whether such person attends in person or telephonically.

Each nonemployee member of the Board of Directors received options to acquire 8,446 shares of the common stock of Horizon PCS at an exercise price of $17.76 per share.  Such options vest at the rate of 16.667% every six months from October 21, 2004 and will become fully vested three years after such date, provided that these options shall fully vest upon a change of control of the Company or as may be otherwise specified in the option agreements which govern the option grant.

Board Committees

We have an executive committee that, except as prohibited by applicable law or expressly delegated to another committee of the Board, has the right to exercise all of the powers and authority of the Board in the management of our business and affairs and to address such other matters as the Board may delegate to the executive committee from time to time.  The members of the executive committee are Messrs. Civale, Katz and McKell.

We formed an audit committee in connection with our emergence from bankruptcy. The audit committee is responsible for the appointment and retention of our independent auditors, as well as oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor's qualification and independence and (iv) the performance of our internal audit function and independent auditors. The members of the audit committee are Messrs. Askowitz, Biltz and Jones, and Mr. Jones serves as the chairman of the audit committee. Our board of directors has determined that Mr. Jones, the chairman of our audit committee, is an "audit committee financial expert," as defined by the SEC's rules.

We have a nominating and corporate governance committee that, except as prohibited by applicable law or expressly delegated to another committee of the Board, has the authority to propose to the stockholders or to continuing directors, before any election of directors by stockholders of the filling of any vacancy by the Board, a slate of director candidates equal in number to the vacancies to be filled, develop and recommend to the Board a set of corporate governance principles applicable to us and oversee the evaluation of the Board and management and to address such other matters as the Board may delegate to the nominating and corporate governance committee from time to time.  The members of the nominating and corporate governance committee are Messrs. Askowitz, Civale and Jones, and Mr. Askowitz serves as the chairman of the nominating and corporate governance committee.

We have a compensation committee that, except as prohibited by applicable law or expressly delegated to another committee of the Board, has the authority to review and approve corporate goals and objectives relevant to the compensation of our chief executive officer, evaluate the chief executive officer’s performance in light of these goals and objectives and, either as a committee or together with the other members of the Board, determine and approve the chief executive officer’s compensation level based on this evaluation, make recommendations to the Board with respect to compensation of other executive officers of the company, incentive compensation plans and equity compensation plans, otherwise establish and review the compensation policies and procedures of the company, subject to approval by the Board, and make recommendations to the Board in connection therewith and to address such other matters as the Board may delegate to the compensation committee from time to time.  The members of the compensation committee are Messrs. Biltz, Civale and Katz, and Mr. Katz serves as the chairman of the compensation committee.

Limitation on Liability and Indemnification

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law.  Our certificate of incorporation provides that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and agents and other agents to the fullest extent permitted by law.  Our certificate of incorporation also permits us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of actions in his or her official capacity.  We have directors’ and officers’ insurance providing indemnification for certain of our directors, officers and employees for these types of liabilities.  We believe that these provisions and the insurance are necessary to attract and retain qualified directors and officers.

Code of Ethics

The Company recently emerged from bankruptcy and in connection therewith reconfigured its board of directors.  While the new board is committed to ethical conduct, it has not yet addressed the issue of a formal code of ethics.

Compliance with Section 16(a) of the Exchange Act

We are not subject to Section 16(a) of the Exchange Act.

Item 11.         Executive Compensation

The following table presents summary information with respect to the compensation paid to our Chief Executive Officer and our three other highest paid executive officers and one former executive officer whose salary and bonus exceeded $100,000 during the year ended December 31, 2004.

				Long-Term
				Compensation
	Annual Compensation			Securities	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Underlying Options(#)	Compensation($)
William A. McKell	2004	$224,863	$237,264	197,340	$19,581	(1)
Chairman of the Board,	2003	213,150	124,479	—	20,451	(2)
President and Chief	2002	207,500	50,103	—	13,075	(3)
Executive Officer

Peter M. Holland	2004	$197,380	178,671	148,005	$16,039	(4)
Chief Financial Officer	2003	186,507	97,170	—	12,514	(5)
	2002	181,562	43,819	—	12,676	(6)

Alan G. Morse	2004	$190,775	$174,174	100,000	$630	(7)
Chief Operating Officer	2003	182,700	95,187	—	6,600	(8)
	2002	150,000	36,627	200,000	10,193	(9)

Monesa S. Skocik	2004	$136,164	$83,246	59,202	$13,820	(10)
Vice President,	2003	133,219	44,216	—	13,455	(11)
External Affairs	2002	129,688	33,113	—	11,171	(12)

Joseph J. Watson(13)	2004	$119,213	$44,684	—	$103,601	(14)
Vice President,	2003	133,219	41,362	—	15,516	(15)
Sales and Marketing	2002	129,688	29,535	—	10,190	(16)

(1)                                  Includes a yearly car allowance of $10,877, other pension of $4,262, life insurance premiums of $400, and a 401(k) contribution of $4,042.

(2)                                  Includes a yearly car allowance of $11,946, other pension of $4,828, life insurance premiums of $401, and a 401(k) contribution of $3,276.

(3)                                  Includes a yearly car allowance of $9,368, and a 401(k) contribution of $3,707.

(4)                                  Includes a yearly car allowance of $9,729, life insurance premiums of $378, and a 401(k) contribution of $5,932.

(5)                                  Includes a yearly car allowance of $7,464 life insurance premiums of $378, and a 401(k) contribution of $4,672.

(6)                                  Includes a yearly car allowance of $8,103 and a 401(k) contribution of $4,573.

(7)                                  Includes life insurance premiums of $630.

(8)                                  Includes a yearly car allowance of $6,114 and life insurance premiums of $486.

(9)                                  Includes a yearly car allowance of $6,443 and a 401(k) contribution of $3,750.

(10)                            Includes a yearly car allowance of $7,086, other pension of $2,154, life insurance premiums of $418, and a 401(k) contribution of $4,162.

(11)                            Includes a yearly car allowance of $6,969, other pension of $1,999, life insurance premiums of $418, and a 401(k) contribution of $4,069.

(12)                            Includes a yearly car allowance of $7,211 and a 401(k) contribution of $3,960.

(13)                            Mr. Watson terminated employment with the Company in October,  2004.

(14)                            Includes a yearly car allowance of $12,259, other pension of $2,529, and severance of $88,813.

(15)                            Includes a yearly car allowance of $10,141, other pension of $2,738, life insurance premiums of $374, and a 401(k) contribution of $2,263.

(16)                            Includes a yearly car allowance of $7,298, other pension of $1,634, life insurance premiums of $415, and a 401(k) contribution of $843.

Grant of Options.  During 2004, the Board of Directors granted options to executive officers.  We have not granted any stock appreciation rights (SARs).  The following table sets forth information regarding the grants of options in 2004:

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Appreciation for Option Term
					5%($)	10%($)

William A. McKell	197,340	26.8%	17.76	10/21/2014	$111,004	$283,183
Peter M. Holland	148,005	20.1	17.76	10/21/2014	83,253	212,387
Alan G. Morse	100,000	13.6	17.76	10/21/2014	56,250	143,500
Monesa S. Skocik	59,202	8.0	17.76	10/21/2014	33,301	89,955
Joseph J. Watson	—	—	—	—	—	—

Stock Option Plans

In connection with the Reorganization, we adopted the 2004 Stock Incentive Plan which reserved 986,702 shares for issuance to officers, directors and key employees.  We expect that these shares will be issued pursuant to the exercise of stock options.

The following table sets forth information concerning stock option exercises in fiscal 2004, and the number and value of unexercised options held on December 31, 2004, by each of our named executive officers.

Aggregated Option Exercises in Fiscal Year 2004
Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options At Year End(#)		Value of Unexercised In-The- Money Options At Year End($)
	Exercisable	Unexercisable	Exercisable	Unexercisable(1)
William A. McKell	0	197,340	0	$1,280,737
Peter M. Holland	0	148,005	0	960,552
Alan G. Morse	0	100,000	0	649,000
Monesa S. Skocik	0	59,202	0	384,221
Joseph J. Watson	—	—	—	—

(1)     Based on a closing bid price per share of $24.25 as quoted in the pink sheets on December 30, 2004.

Employment Agreements

In connection with our emergence from Chapter 11 proceedings, we entered into employment agreements with Mr. McKell, Mr. Holland, Mr. Morse and Ms. Skocik.  The employment agreements provide for an annual base salary of $260,000 to Mr. McKell, $230,000 to Mr. Holland, $215,000 to Mr. Morse and $145,000 to Ms. Skocik.  In addition to their base salary, each of these executives is eligible to receive an annual bonus up to 40% of his or her base salary and is eligible to participate in our employee benefit plans.  Each of these employment agreements, except with respect to Mr. Morse, has a term of three years, commencing on October 1, 2004, and automatically renews for additional one-year terms unless either party gives written notice of non-renewal at least 9 months prior to the expiration for each term.  Mr. Morse’s employment agreement commenced on October 1, 2004 and the term ends on December 31, 2005.  Mr. Morse’s employment agreement does not automatically renew.  In addition, under certain circumstances specified in Mr. Morse’s employment agreement, Mr. Morse may be entitled to a retention bonus equal to the amount of $161,250.

The employment agreements provide that the employment of Mr. McKell, Mr. Holland, Mr. Morse or Ms. Skocik may be terminated with or without cause, as defined in the agreements.  If Mr. McKell, Mr. Holland or Ms. Skocik is terminated without cause, each executive is entitled to receive continuing payments of base salary for 21 months for Mr. McKell, 18 months for Mr. Holland, and 12 months for Ms. Skocik.  In the case of Mr. McKell, this is increased to 33 months if the termination occurs within 6 months after a change in control of the company.  In the case of Mr. Holland, this is increased to 27 months if the termination occurs within 6 months after a change in control of the company.  If Mr. Morse is terminated without cause, he is entitled to receive continuing payments of 1.5 times his base salary as in effect on June 15, 2003 for 18 months.  In addition, in the event of termination due to death or disability, each executive or the executive’s estate will receive continuing payments of base salary for 12 months after termination plus a lump sum payment equal to a target incentive bonus pro-rated for the years of termination, and will pay the executive’s COBRA premium payments for the shorter of 12 months or the period of his or her eligibility under COBRA.  Under the employment agreements, each executive has agreed to a restriction on their present and future employment.  Each of Mr. McKell, Mr. Holland and Ms. Skocik have agreed not to compete in any business that competes with any aspect of our business either directly or indirectly while employed by us and for a period of 12 months after termination of employment.  Mr. Morse has agreed not to compete in any business that competes with any aspect of our business either directly or indirectly while employed by us and for a period of 3 months after termination of employment.

Compensation Committee Interlocks and Insider Participation

Prior to October 2004, our entire board of directors determined executive compensation.  In October 2004, the board of directors established a compensation committee and appointed Messrs. Biltz, Civale and Katz to serve on the committee, and Mr. Katz serves as the chairman of the compensation committee.  None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our voting securities, as of March 29, 2005 by:

•                                          each person who, to our knowledge, is the beneficial owner of 5% or more of a class of our outstanding common stock;

•                                          each of our directors;

•                                          each of the named executive officers; and

•                                          all executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act.  A person is deemed to be the beneficial owner of any shares of common stock if that person has or shares voting power or investment power with respect to the common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table.  “Voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

	Beneficial Ownership of Common Stock
Name and Address (1)	Number	Percent

Apollo Management IV, L.P. (2)	3,438,644	38.2%
Silver Point Capital, L.P. (6)	770,147	8.5%
William A. McKell (3)	32,897	*
Peter M. Holland (3)	24,672	*
Alan G. Morse (3)	16,670	*
Monesa S. Skocik (3)	9,869	*
Lawrence Askowitz (3)	1,408	*
Timothy G. Biltz (3)	1,408	*
Anthony Civale (3) (4)	1,408	*
Jeffrey W. Jones(3)	1,408	*
Robert A. Katz (3) (4)	1,408	*
All Executive Officers and Directors as a Group (9 persons) (4)(5)	91,148	1%

* Less than one percent.

(1)                                  The address for Apollo Management IV, L.P. is set forth in footnote (2).  The address for Silver Point Capital, L.P. is set forth in footnote (6).  The address for all executive officers and directors is 68 Main Street, Chillicothe, Ohio, 45601-0480.

(2)                                  Includes 3,256,401 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P., and 182,243 shares of common stock beneficially owned by Apollo Overseas Partners IV, L.P. (collectively, “Apollo Funds”).  Apollo Management IV, L.P. manages the Apollo Funds.  The managing general partner of the Apollo Funds is Apollo Advisors, a Delaware limited partnership, the general partner of which is Apollo Capital Management, Inc., a Delaware corporation.  The address for the Apollo Funds is Two Manhattanville Road, Purchase, New York 10577.  These shares are subject to a registration rights agreement described at “Certain Relationships and Transactions – Common Stock Registration Rights Agreement.”

(3)                                  Reflects shares of common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days from March 29, 2005.

(4)                                  Does not include shares held by the Apollo Funds.  Mr. Civale, a director of Horizon PCS and investment principal with Apollo Management, L.P., disclaims beneficial ownership of the securities held by the Apollo Funds.  Mr. Katz, a director of Horizon PCS, has been associated with Apollo Management, L.P. in various capacities since 1990 and disclaims beneficial ownership of the securities held by the Apollo Funds.

(5)                                  Includes 91,148 shares of common stock issuable upon exercise of stock options that are presently exercisable or exercisable within 60 days from March 29, 2005.

(6)                                  Silver Point Capital Offshore Fund, Ltd. and Silver Point Capital Fund, L.P. are each affiliates of Silver Point Capital, L.P.  Of the 770,147 shares, 517,363 shares are held by Silver Point Capital Offshore Fund, Ltd. and 252,784 shares are held by Silver Point Capital Fund, L.P.  Silver Point Capital, L.P. is headquartered at 2 Greenwich Plaza, Greenwich, Connecticut 06830.

Item 13.         Certain Relationships and Related Transactions

Service Agreements

Horizon Personal Communications, one of our operating subsidiaries, has entered into a service agreement with Horizon Services, Inc. and a separate services agreement with Horizon Technology, Inc. Horizon Services and Horizon Technology are both wholly owned subsidiaries of Horizon Telcom, Inc., our largest stockholder prior to the Reorganization.  Thomas McKell, a former director and the father of our CEO, is the President and a director and stockholder of Horizon Telcom.  Peter Holland, our Chief Financial Officer and director, served as Vice President of Finance and Treasurer of Horizon Telcom from November 1999 to October 2004.  Prior to the effective date of our Plan of Reorganization on October 1, 2004, Horizon Telcom was the majority stockholder of Horizon PCS, Inc.

Horizon Services provides services to Horizon Personal Communications and Bright PCS including insurance functions, accounting services, computer access and other customer relations, human resources, and other administrative services that we would otherwise be required to undertake on our own.  These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter.  We have the right to terminate each agreement during its term by providing 90 days’ written notice to Horizon Services.  Horizon Services may terminate the agreement prior to its expiration date only in the event that we breach our obligations under the services agreement and we do not cure the breach within 90 days after we receive written notice of breach from Horizon Services.  Horizon Services is entitled to the following compensation from us for services provided:

•                                          direct labor charges at cost; and

•                                          expenses and costs that are directly attributable to the activities covered by the agreement on a direct allocation basis.

The agreement provides that Horizon Services’ obligations do not relieve us of any of our rights and obligations to our subscribers and to regulatory authorities having jurisdiction over them.  Horizon Services received compensation from us of approximately $4.6 million, $5.4 million and $5.2 million in the years ending December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had a payable to Horizon Services of approximately $450,000.  We have initiated a process to seek competing proposals from other service providers for most of these services and intend to explore modifications of this agreement with Horizon Services.

Office Lease

We lease our principal office space and the space for certain equipment from The Chillicothe Telephone Company, a former affiliate of ours prior to our emergence from bankruptcy and a wholly-owned subsidiary of Horizon Telecom.  Under the lease, we paid The Chillicothe Telephone Company $120,000 per year in 2004, 2003 and in 2002.  We believe the lease was made on terms no less favorable to us than would have been obtained from a non-affiliated third party.  The lease term expires in May 2007.

Common Stock Registration Rights Agreement

  In connection with the Reorganization, the Apollo Funds and their affiliates (collectively, “Apollo”) became beneficial owners of approximately 38% of the outstanding common stock of Horizon PCS, Inc.  Accordingly, we entered into a Registration Rights Agreement with Apollo dated as of October 1, 2004.  The following summary of our common stock registration rights agreement describes some of the more important provisions therein.

Under the terms of the agreement, Apollo has the following rights to require us to file a registration statement for the resale of its common stock:

•                                          Demand registration rights:  Any time after October 1, 2004, Apollo may request us to file a registration statement and to maintain the effectiveness of the registration statement for at least 90 days or until the registered securities are sold.  Apollo may require us to file up to a total of four such registration statements.

•                                          Piggy-back registration rights:  If we file a registration statement (other than on Form S-4 or S-8) to sell our common stock, Apollo may require us to include their shares in that registration statement.

•                                          Shelf registration rights:  At any time, subsequent to our initial public offering of our common stock, that we are eligible to file a registration statement on Form S-3 (or any replacement form) for the resale of Apollo’s shares, Apollo may require us to file a shelf registration statement for such resale and maintain its effectiveness for at least 90 days, provided that the reasonably anticipated gross proceeds of the sale are at least $1.0 million.

In the case of a demand registration, subject to our right to postpone the registration discussed below, we have a period of 75 days after the demand to file the registration statement with the SEC, and 60 days thereafter, (120 days if the SEC reviews it) to have it declared effective.  If we fail to meet these deadlines, we must pay liquidated damages at a rate of $100,000 for every 30 days after such failure (pro rata for partial months).  Similar penalties apply if there is a lapse in the effectiveness of a demand registration statement during the ninety day period we are required to keep it effective, subject to our ability to postpone filing an amendment or supplement discussed below.

We have the right to postpone by not more than 60 days a demand registration, or the filing of an amendment or supplement thereto, if we determine that the filing of the registration statement, amendment or supplement would, in our reasonable judgment, be seriously detrimental to us or otherwise materially adversely impact a disposition, financing, acquisition, merger, or other material transaction; provided that this right may not be exercised more than once in any 12 month period and may not be exercised with respect to a demand registration request prior to March 1, 2005.  With respect to any underwritten demand registration, a majority in interest of the selling shareholders have the right to select the managing underwriter to administer the offering, provided that the underwriter is reasonably acceptable to us.

In connection with any registration of our common stock pursuant to the registration rights agreement, we have agreed, subject to certain exceptions, not to file a registration statement for the sale of our securities prior to 180 days from the date of the effectiveness of the registration statement in the case of an underwritten registration or 90 days in the case of a non-underwritten registration.

51

We will pay all customary costs and expenses associated with each registration, including for each registration statement prepared, the reasonable fees and expenses of one counsel for the holders (such fees and expenses of counsel not to exceed $50,000 in the aggregate).  Holders of our common stock will pay underwriting discounts, commissions and applicable transfer taxes, if any, on any shares sold by them.

Our obligation under the registration rights agreement to register common stock for sale under the Securities Act shall terminate on the earliest to occur of the date on which all shares of common stock held by the holders party to such agreement (a) have been distributed to the public pursuant to an offering registered under the Securities Act, (b) have been sold to the public through a broker, dealer or market-maker in compliance with Rule 144 under the Securities Act, (c) may be sold or transferred pursuant to Rule 144 under the Securities Act without volume or manner of sale restrictions or (d) cease to be outstanding.

Each holder of common stock who is a party to the registration rights agreement may assign its rights under the registration rights agreement to a third party.

Item 14.         Principal Accountant Fees and Services

The following table summarizes fees billed to us by our independent registered public accounting firm for the fiscal years ended 2004 and 2003 (in thousands):

Type of Fee	2004	2003
Audit Fee(1)	$527	$239
Tax Fees(2)	470	175
Audit-Related Fees	—	—
All Other Fees(3)	11	242
Total	$1,008	$656

(1)           Audit Fees include the aggregate fees billed for professional services rendered by KPMG LLP for the audit of the Company's annual financial statements and quarterly reviews.

(2)           Fees to KPMG LLP for professional services rendered for tax compliance, tax advice and tax planning (for example, preparation and filing of our Federal and state income tax returns)

(3)           Fees to KPMG LLP for all other services totaled approximately $11,000 and $242,000 in 2004 and 2003, respectively. Fees consisted of services rendered in connection with bankruptcy proceedings.

                During the period in which we were in bankruptcy, the bankruptcy court approved all audit and audit related fees. After our emergence from bankruptcy we formed the current audit committee. The audit committee approved the independent registered public accounting firm and approved all audit and non-audit services since our emergence from bankruptcy.  The committee has not adopted a formal policy on the pre-approval of services provided by the auditor, but it intends to pre-approve all such services.

Part  IV

Item 15.         Exhibits and Financial Statement Schedules

(a)(1)          Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 (Successor Company) and 2003 (Predecessor Company)

Consolidated Statements of Operations for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company)

Consolidated Statements of Comprehensive Income (Loss) for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for the for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company)

Consolidated Statements of Cash Flows for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company)

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(a)(3)       Exhibits

Index to Exhibits

Exhibit Number	Description
2.1***	Asset Purchase Agreement, dated as of May 12, 2004, by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC and Sprint PCS, Inc.
2.2***	Joint Plan of Reorganization of Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, dated as of September 20, 2004.
2.3****	Agreement and Plan of Merger, dated as of March 17, 2005, by and between iPCS, Inc. and Horizon PCS, Inc.
2.4****	Support Agreement, dated as of March 17, 2005, by and among iPCS, Inc., Apollo Investment Fund IV, L.P. and certain of its affiliates.
2.5****	Support Agreement, dated as of March 17, 2005, by and among Horizon PCS, Inc. and certain affiliates of American International Group, Inc.
2.6****	Support Agreement, dated as of March 17, 2005, by and among iPCS, Inc., Horizon PCS, Inc. and certain affiliates of Silver Point Capital L.P.
2.7****

Ancillary Agreement, dated as of March 17, 2005, by and among iPCS, Inc., certain affiliates of American International Group, Inc., certain affiliates of Silver Point Capital L.P, Apollo Investment Fund IV, L.P. and certain of its affiliates, and the Timothy M. Yager 2001 Trust.

3.1***	Amended and Restated Certificate of Incorporation of Horizon PCS.
3.2***	Amended and Restated Bylaws of Horizon PCS.
4.1**	Specimen Common Stock Certificate.
4.2***	Indenture, dated as of July 19, 2004, by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC and U.S. Bank National Association.
4.3***	Registration Rights Agreement, dated as of July 19, 2004, by and between Horizon PCS, Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.
4.4***	Registration Rights Agreement, dated as of October 1, 2004, by and between Horizon PCS, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P.
4.5	Form of Registered Note (included in Exhibit 4.2).
10.1*** (2)	Employment Agreement, dated as of October 1, 2004, by and between Horizon PCS, Inc. and William A. McKell.
10.1.1++ (2)	Nonqualified Stock Option Agreement, dated as of October 21, 2004, by and between Horizon PCS, Inc. and William A. McKell.
10.2*** (2)	Employment Agreement, dated as of October 1, 2004, by and between Horizon PCS, Inc. and Peter Holland.
10.2.1++ (2)	Nonqualified Stock Option Agreement, dated as of October 21, 2004, by and between Horizon PCS, Inc. and Peter Holland.
10.3**+	Sprint PCS Management Agreement, dated June 8, 1998, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (includes Addenda I, II and III).
10.3.2

Addendum VI to Sprint PCS Management Agreement, dated as of August 20, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (incorporated herein by reference to the Current Report on Form 8-K of Horizon PCS, Inc. filed on August 24, 2001).

10.3.3+

Addendum V to Sprint PCS Management Agreement, dated as of June 1, 2001, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc. (incorporated herein by reference to Exhibit 10.3.1 to the Registration Statement on Form 10-12G/A of Horizon Telcom, Inc. (File No. 000-32617)).

10.3.4++	Addendum VII to Sprint PCS Management Agreement, dated as of June 16, 2004, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Horizon Personal Communications, Inc.
10.3.5***

Addendum VIII to Sprint PCS Management Agreement, dated as of March 16, 2005, among Horizon Personal Communications, Inc., SprintCom, Inc., Sprint Spectrum L.P., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC and Sprint Communications Company, L.P.

Exhibit Number	Description
10.5**	Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Communications Company, L.P. and Horizon Personal Communications, Inc.
10.6**	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, by and between Sprint Spectrum L.P. and Horizon Personal Communications, Inc.
10.7**+	Sprint PCS Management Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P., SprintCom, Inc., Wirelessco, L.P. and Bright Personal Communications Services, LLC.
10.7.1***	Addendum IV to Sprint PCS Management Agreement, dated as of March 16, 2005, by and between Sprint Spectrum L.P., Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC.
10.8**+	Sprint PCS Services Agreement, dated as of October 13, 1999, by and between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC.
10.9**	Sprint Trademark and Service Mark License Agreement, dated as of October 13, 1999, by and between Sprint Communications Company, L.P. and Bright Personal Communications Services, LLC.
10.10**	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of October 13, 1999, between Sprint Spectrum, L.P. and Bright Personal Communications Services, LLC.
10.11++ (2)	Employment Agreement, dated as of October 1, 2004, by and between Horizon PCS, Inc. and Alan G. Morse.
10.11.1++ (2)	Nonqualified Stock Option Agreement, dated as of October 21, 2004, by and between Horizon PCS, Inc. and Alan G. Morse.
10.12*** (2)	Employment Agreement, dated as of October 1, 2004, by and between Horizon PCS, Inc. and Monesa S. Skocik.
10.12.1++ (2)	Nonqualified Stock Option Agreement, dated as of October 21, 2004, by and between Horizon PCS, Inc. and Monesa Skocik.
10.13++ (2)	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Horizon PCS, Inc. 2004 Stock Incentive Plan.
10.14***

Settlement Agreement and Mutual Release, dated as of March 16, 2005, by and between Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., PhillieCo, L.P., APC PCS, LLC, Sprint Communications Company L.P., Horizon Personal Communications, Inc. Bright Personal Communications Services, LLC and Horizon PCS, Inc.

10.16++ (2)	Horizon PCS, Inc. 2004 Stock Incentive Plan.
10.26**+	Site Development Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc.
10.27**+	Master Site Agreement, dated as of July 1999, by and between SBA Towers, Inc. and Horizon Personal Communications, Inc.
10.27.1***

Settlement and Assumption Agreement and Release, dated as of August 31, 2004, by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC, SBA Broadband, Inc., SBA Network Services, Inc., SBA Sites, Inc. and SBA Towers, Inc.

10.28**+	Master Design Build Agreement, dated as of August 17, 1999, by and between Horizon Personal Communications, Inc. and SBA Towers, Inc.
10.29**+	Master Site Agreement, dated as of October 1, 1999, by and between SBA Towers, Inc. and Bright Personal Communications Services, LLC.
10.30**+	Master Design Build Agreement, dated as of October 1, 1999, by and between Bright Personal Communications Services, LLC and SBA Towers, Inc.
10.31**	Services Agreement, dated as of May 1, 2000, by and between Horizon Personal Communication, Inc. and Horizon Services, Inc.
10.32**	Lease Agreement, dated as of May 1, 2000, by and between Chillicothe Telephone Company and Horizon Personal Communications, Inc.
10.33**	Services Agreement, dated as of May 1, 2000, by and between Horizon Personal Communications, Inc. and United Communications, Inc.
10.34***

Settlement Agreement and Mutual Release, dated as of May 12, 2004, by and among Sprint PCS, Inc., Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC.

10.35***	Settlement Agreement, dated as of June 5, 2004, by and among Horizon Personal Communications, Inc., Horizon PCS, Inc., Virginia PCS Alliance, L.C. and West Virginia PCS Alliance, L.C.
10.36++ (2)	Amendment to Employment Agreement, dated March 16, 2005, by and between Horizon PCS, Inc. and William McKell.

Exhibit Number	Description
10.37++ (2)	Amendment to Employment Agreement, dated March 16, 2005, by and between Horizon PCS, Inc. and Peter Holland.
10.38++ (2)	Amendment to Employment Agreement, dated March 16, 2005, by and between Horizon PCS, Inc. and Monesa Skocik.
21.1***	Subsidiaries of Horizon.
24.1++	Powers of Attorney (set forth on the signature page hereto).
31.1(a)++	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.1(b)++	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1++	Certification Pursuant to 18 U.S.C. Section 1350.
99.1++	Risk Factors

*	incorporated by reference to the same exhibit number previously filed with the Registration Statement on Form S-1 of the Registrant (File No. 333-51240).
**	incorporated by reference to the same exhibit number previously filed with the Registration Statement on Form S-4 of the Registrant (File No. 333-51238).
***	incorporated by reference to the same exhibit number previously filed with the Registration Statement on Form S-4 of the Registrant (File No. 333-123383).
****	incorporated herein by reference to the Current Report on Form 8-K of Horizon PCS, Inc. filed on March 18, 2005.
(1)

In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the commission upon request.

(2)	This exhibit is a “management contract or compensatory plan or arrangement” required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 of Form 10-K.
+	The Registrant has been granted confidential treatment for certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.
++	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON PCS, INC.

	By:	/s/ William A. McKell
William A. McKell
President, and Chief Executive Officer

Date: March 31, 2005

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William A. McKell and Peter M. Holland, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William A. McKell	Director, President and Chief Executive	March 31, 2005
William A. McKell	Officer (Principal Executive Officer)

/s/ Peter M. Holland	Director and Chief Financial Officer	March 31, 2005
Peter M. Holland	(Principal Financial and Accounting
Officer)

/s/ Lawrence Askowitz	Director	March 31, 2005
Lawrence Askowitz

/s/ Timothy G. Biltz	Director	March 31, 2005
Timothy G. Biltz

/s/ Anthony Civale	Director	March 31, 2005
Anthony Civale

/s/ Jeffrey W. Jones	Director	March 31, 2005
Jeffrey W. Jones

/s/ Robert A. Katz	Director	March 31, 2005
Robert A. Katz

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

We have not sent either of the following to our security holders:

(1)                                  Any annual report covering our last fiscal year; or

(2)                                  Any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

HORIZON PCS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 (Successor Company) and 2003 (Predecessor Company)

Consolidated Statements of Operations for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company)

Consolidated Statements of Comprehensive Income (Loss) for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company)

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September 30, 2004, and the years ended December 31, 2003 and 2002 (Predecessor Company)

Consolidated Statements of Cash Flows for the period from October 1, 2004 to December 31, 2004 (Successor Company), the period from January 1, 2004 to September, 2004, and years ended December 31, 2003 and 2002 (Predecessor Company)

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Horizon PCS, Inc.:

We have audited the accompanying consolidated balance sheets of Horizon PCS, Inc. and subsidiaries as of December 31, 2004 (Successor Company) and 2003 (Predecessor Company), and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for the period from October 1, 2004 through December 31, 2004 (Successor Company), the period from January 1, 2004 through September 30, 2004 (Predecessor Company), and the years ended December 31, 2003 and 2002 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon PCS, Inc. and subsidiaries at December 31, 2004 (Successor Company) and 2003 (Predecessor Company), and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss) and cash flows for the period from October 1, 2004 through December 31, 2004 (Successor Company), the period from January 1, 2004 through September 30, 2004 (Predecessor Company), and the years ended December 31, 2003 and 2002 (Predecessor Company), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on September 21, 2004, the Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on October 1, 2004. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

Columbus, Ohio
March 17, 2005

HORIZON PCS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	Successor Company	Predecessor Company
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$55,540,540	$70,651,046
Restricted cash	—	12,032,009
Accounts receivable, net	10,353,496	20,985,060
Equipment inventory	387,967	594,121
Prepaid expenses and other current assets	1,703,024	3,519,032
Total current assets	67,985,027	107,781,268
Other assets:
Debt issuance costs, net of amortization	4,071,734	—
Deferred activation expense and other assets	443,914	3,955,252
Intangible assets, net	111,432,516	—
Total other assets	115,948,164	3,955,252
Property and equipment, net	106,258,330	171,787,783
Total assets	$290,191,521	$283,524,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,690,792	$11,970,315
Accrued liabilities	1,267,038	744,109
Accrued interest	6,437,934	—
Accrued real estate, personal property and other taxes	6,360,404	732,400
Payable to Sprint	5,063,351	14,817,567
Liabilities subject to compromise	—	670,734,149
Deferred service revenue	3,938,128	6,255,748
Total current liabilities	27,757,647	705,254,288

Long-term liabilities:
Long-term debt	125,000,000	—
Other long-term	3,961,136	1,735,670
Deferred activation revenue	278,848	3,748,575
Total long-term liabilities	129,239,984	5,484,245
Total liabilities	156,997,631	710,738,533

Predecessor convertible preferred stock	—	169,785,299

Stockholders’ equity (deficit):
Successor preferred stock, $0.0001 par value. Authorized 10,000,000 shares, none issued or outstanding	—	—
Predecessor preferred stock, $0.0001 par value. Authorized 10,000,000 shares, none issued or outstanding	—	—
Successor common stock, $0.0001 par value. Authorized 25,000,000 shares, 8,909,568 issued and outstanding	891	—
Predecessor common stock, $0.0001 par value. Authorized 300,000 class A shares, 26,646 issued and outstanding	—	3
Predecessor common stock, $0.0001 par value. Authorized 75,000 class B shares, 58,458,537 issued and 58,443,254 outstanding	—	5,846
Treasury stock - class B, 15,283 shares, at $7.267 per share	—	(111,061)
Accumulated other comprehensive income (loss)	—	—
Additional paid-in capital	157,234,756	91,852,141
Deferred stock option compensation	—	(266,107)
Accumulated deficit	(24,041,757)	(688,480,351)
Total stockholders’ equity (deficit)	133,193,890	(596,999,529)
Total liabilities and stockholders’ equity (deficit)	$290,191,521	$283,524,303

See accompanying notes to consolidated financial statements.

HORIZON PCS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company
	October 1, 2004	Predecessor Company
	Through	January 1, 2004 Through	Year Ended December 31,
	December 31, 2004	September 30, 2004	2003	2002
Operating revenues:
Subscriber revenues	$28,092,554	$119,289,682	$188,671,337	$152,409,453
Roaming revenues	15,520,188	49,242,731	61,728,304	55,781,574
Equipment revenues	1,593,598	4,036,015	5,166,272	7,846,573
Total operating revenues	45,206,340	172,568,428	255,565,913	216,037,600

Operating expenses:
Cost of service (exclusive of items shown below)	23,812,073	107,137,621	181,305,674	167,128,087
Cost of equipment	2,261,185	4,154,198	13,351,419	19,188,975
Selling and marketing	5,767,208	18,812,525	39,549,966	52,601,068
General and administrative (exclusive of items shown below)	7,886,968	21,432,925	38,394,994	41,650,367
Reorganization (income) expense	—	(74,613,444)	118,801,844	—
Non-cash compensation (For the period Oct 2, 2004 through Dec 31, 2004, $51,864 related to cost of service, $64,828 related to selling and marketing, and $523,891 related to general and administrative)	640,583	145,044	619,640	680,749
Depreciation and amortization	25,539,237	24,568,048	111,310,199	40,271,034
Loss (gain) on disposal or sale of PCS assets	312	(42,062,619)	216,312	631,417
Impairment of goodwill and impact of acquisition-related deferred taxes	—	—	—	13,222,180
Total operating expenses	65,907,566	59,574,298	503,550,048	335,373,877

Operating income (loss)	(20,701,226)	112,994,130	(247,984,135)	(119,336,277)

Interest income and other, net	271,274	832,840	885,439	2,989,026
Interest expense, net of capitalized interest	(3,611,805)	(8,701,555)	(44,718,586)	(60,600,568)
Cancellation of debt	—	321,943,771	—	—
Income (loss) before income tax benefit	(24,041,757)	427,069,186	(291,817,282)	(176,947,819)
Income tax benefit	—	—	6,031,000	—
Net income (loss)	(24,041,757)	427,069,186	(285,786,282)	(176,947,819)
Preferred stock dividend	—	(10,135,398)	(12,680,098)	(11,756,253)
Net income (loss) attributable to common shareholders	$(24,041,757)	$416,933,788	$(298,466,380)	$(188,704,072)

Basic and diluted loss per share attributed to common stockholders	$(2.70)
Weighted-average common shares outstanding	8,909,568

See accompanying notes to consolidated financial statements.

HORIZON PCS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor Company
	October 1, 2004	Predecessor Company
	Through	January 1, 2004 Through	Year Ended December 31,
	December 31, 2004	September 30, 2004	2003	2002

Net income (loss)	$(24,041,757)	$427,069,186	$(285,786,282)	$(176,947,819)
Other comprehensive income (loss):
Net unrealized gain (loss) on hedging activities	—	—	394,575	443,276
Comprehensive income (loss)	$(24,041,757)	$427,069,186	$(285,391,707)	$(176,504,543)

See accompanying notes to consolidated financial statements.

HORIZON PCS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Deferred Stock Option Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Predecessor Company:
Balance, December 31, 2001	$5,849	$(111,061)	$(837,851)	$91,852,117	$(1,566,496)	$(201,309,899)	$(111,967,341)
Stock option compensation expense	—	—	—	—	680,749	—	680,749
Net loss	—	—	—	—	—	(176,947,819)	(176,947,819)
Other comprehensive income (loss)	—	—	443,276	—	—	—	443,276
Preferred dividend	—	—	—	—	—	(11,756,253)	(11,756,253)
Balance, December 31, 2002	5,849	(111,061)	(394,575)	91,852,117	(885,747)	(390,013,971)	(299,547,388)
Stock option compensation expense	—	—	—	—	619,640	—	619,640
Exercise of stock options	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	(285,786,282)	(285,786,282)
Other comprehensive income (loss)	—	—	394,575	—	—	—	394,575
Preferred dividend	—	—	—	—	—	(12,680,098)	(12,680,098)
Balance, December 31, 2003	5,849	(111,061)	—	91,852,141	(266,107)	(688,480,351)	(596,999,529)
Stock option compensation expense	—	—	—	—	145,044	—	145,044
Net income	—	—	—	—	—	427,069,186	427,069,186
Preferred dividend	—	—	—	—	—	(10,135,398)	(10,135,398)
Elimination of predecessor stock, deferred compensation accumulated deficit and accumulated other comprehensive income	(5,849)	111,061	—	(91,852,141)	121,063	271,546,563	179,920,697

Successor Company:
Balance, October 1, 2004	—	—	—	—	—	—	—
Issuance of new common stock	891	—	—	156,594,173	—	—	156,595,064
Stock option compensation expense	—	—	—	640,583	—	—	640,583
Net loss	—	—	—	—	—	(24,041,757)	(24,041,757)
Balance, December 31, 2004	891	—	—	157,234,756	—	(24,041,757)	133,193,890

See accompanying notes to consolidated financial statements.

HORIZON PCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor
	Company	Predecessor Company
	October 1, 2004	January 1, 2004
	Through	Through	Year Ended December 31,
	December 31, 2004	September 30, 2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,041,757)	$427,069,186	$(285,786,282)	$(176,947,819)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,539,237	24,568,048	37,549,921	40,271,034
Asset impairment included in depreciation and amortization	—	—	73,760,278	—
Non-cash restructuring items	—	1,123,464	110,084,005	—
Cancellation of debt	—	(321,943,771)	—	—
Gain on fresh-start adjustments	—	(92,407,987)	—	—
Deferred federal income taxes	—	—	(6,031,000)	—
Impairment of goodwill and impact of acquisition-related deferred taxes	—	—	—	13,222,180
Noncash compensation expense	640,583	145,044	619,640	680,749
Noncash interest expense	131,346	—	20,314,586	27,986,604
Gain on Sprint transaction	—	(42,062,619)	—	—
Bad debt expense	1,689,079	3,121,975	7,509,286	15,518,084
Loss on hedging activities	—	—	14,433	48,536
Loss on disposal of PCS assets	312	—	216,312	631,417
Change in:
Accounts receivable	(1,900,501)	1,873,383	(8,969,819)	(20,748,840)
Equipment inventory	(22,924)	229,078	3,488,674	(237,362)
Interest receivable and other	589,316	1,226,693	(847,574)	(1,830,488)
Accounts payable	(7,227,856)	(4,624,738)	8,717,712	(3,164,423)
Accrued liabilities and deferred service revenue	3,216,247	2,320,810	14,915,108	25,330,341
Liabilities subject to compromise	—	(2,782,327)	(3,217,204)	—
Payable to Sprint	(492,996)	(4,988,586)	16,770,583	(334,267)
Receivable/payable from affiliates and Parent	—	—	(239,217)	575,725
Other assets and liabilities, net	(176,075)	(492,916)	846,806	189,283
Total adjustments	21,985,768	(434,694,449)	275,502,530	98,138,573
Net cash flows from operating activities	(2,055,989)	(7,625,263)	(10,283,752)	(78,809,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,619,317)	(1,641,228)	(5,202,510)	(63,082,910)
Proceeds from the sale of property and equipment	29,162	88,758	—	1,563,970
Proceeds from Sprint transaction, net	—	33,010,271	—	—
Restricted cash released - to be distributed to bondholders	12,032,009	—	—	—
Net cash flows from investing activities	9,441,854	31,457,801	(5,202,510)	(61,518,940)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash released - distributed to bondholders	(12,032,009)	—	—	—
Distributed interest earned on restricted cash	(93,819)	—	—	—
Exercise of stock options	—	—	24	—
Deferred financing fees	(4,096)	(4,198,985)	—	(2,310,092)
Notes payable - borrowings	—	125,000,000	—	105,000,000
Notes payable - repayments	—	(155,000,000)	—	—
Net cash flows from financing activities	(12,129,924)	(34,198,985)	24	102,689,908
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,744,059)	(10,366,447)	(15,486,238)	(37,638,278)
CASH AND CASH EQUIVALENTS, BEGINNING	60,284,599	70,651,046	86,137,284	123,775,562
CASH AND CASH EQUIVALENTS, ENDING	$55,540,540	$60,284,599	$70,651,046	$86,137,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$—	$5,818,308	$22,368,280	$33,081,907
Income taxes	30,000	140,000	—	—

See accompanying notes to consolidated financial statements.

HORIZON PCS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of noncash investing and financing activities:

During 2003 and 2002, the Company paid $12,528,995 and $11,636,969, respectively, of dividends on convertible preferred stock. The dividends were paid in additional shares of convertible preferred stock. The convertible preferred stock was eliminated as part of the Plan of Reorganization.

As part of the Plan of Reorganization, the Company converted bonds and trade payables with a value of $470,000,000 and $11,287,350, respectively into new common stock which was valued at approximately $156.6 million as of October 1, 2004 under fresh-start accounting principles.

See accompanying notes to consolidated financial statements.

HORIZON PCS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Bankruptcy

(a) Voluntary Bankruptcy Filing

On August 15, 2003, Horizon PCS, Inc., a Delaware corporation (“Horizon PCS” or the “Company”), Horizon Personal Communications, Inc., an Ohio corporation and subsidiary of the Company (“Percom”), and Bright Personal Communications Services LLC, an Ohio limited liability company and subsidiary of the Company (“Bright”) (the Company, Bright, and Percom collectively, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Ohio (the “Bankruptcy Court”). The Debtors continued to manage their properties and operate their businesses in the ordinary course of business as “debtors-in-possession” subject to the supervision and orders of the Bankruptcy Court pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, in Case No. 03-62424 (the “Bankruptcy Case”).

(b) Plan of Reorganization

On September 21, 2004, the bankruptcy court approved a Plan of Reorganization that satisfies the requirements of the Bankruptcy Code.

The Plan of Reorganization divided the claims against and interests in the Company into seven classes according to the priority of the claims. A summary of each class and settlement is as follows:

Horizon PCS, Inc.

Class	Claim/Interest	Treatment	Status	Entitled to Vote
1A	Priority Non-Tax Claims	Paid in full	Unimpaired	No
2A	Prepetition Secured Lender Claims	Paid in full	Unimpaired	No
3A1	Prepetition Note Secured Claims	Paid in full	Unimpaired	No
3A2	Other Secured Claims	Paid in full	Unimpaired	No
4A1	General Unsecured Trade Claims	Paid at 16%, and received 8% new common stock	Impaired	Yes
4A2	Prepetition Note Deficiency Claims	Paid at 16%, and received 8% new common stock	Impaired	Yes
5A	Convenience Claims	Paid at 24%	Impaired	Yes
6A	Horizon Preferred Interests	None	Impaired	No
7A	Percom Interests	None	Impaired	No

Bright Personal Communications Services, LLC

Class	Claim/Interest	Treatment	Status	Entitled to Vote
1B	Priority Non-Tax Claims	Paid in full	Unimpaired	No
2B	Prepetition Secured Lender Claims	Paid in full	Unimpaired	No
3B	Other Secured Claims	Paid in full	Unimpaired	No
4B1	General Unsecured Trade Claims	Paid at 16%, and received 8% new common stock	Impaired	Yes
4B2	Prepetition Note Claims	Paid at 16%, and received 8% new common stock	Impaired	Yes
5B	Convenience Claims	Paid at 24%	Impaired	Yes
6B	Intercompany Claims	None	Impaired	Yes
7B	Bright Interests	None	Impaired	No

Horizon Personal Communications, Inc.

Class	Claim/Interest	Treatment	Status	Entitled to Vote
1C	Priority Non-Tax Claims	Paid in full	Unimpaired	No
2C	Prepetition Secured Lender Claims	Paid in full	Unimpaired	No
3C	Other Secured Claims	Paid in full	Unimpaired	No
4C1	General Unsecured Trade Claims	Paid at 16%, and received 8% new common stock	Impaired	Yes
4C2	Prepetition Note Claims	Paid at 16%, and received 8% new common stock	Impaired	Yes
5C	Convenience Claims	Paid at 24%	Impaired	Yes
6C	Intercompany Claims	None	Impaired	Yes
7C	Percom Interests	None	Impaired	No

Significant terms of the Plan of Reorganization are as follows:

•                                          All common and preferred equity shares of the Debtors (and all stock options and warrants)  were cancelled;

•                                          The senior secured debt was paid in full;

•                                          All pre-petition debt securities of the Debtors were settled and cancelled;

•                                          Unexpired leases and executory contracts of the Debtors were assumed or rejected;

•                                          Approximately 8.7 million shares of new common stock were issued to settle claims of bond holders, approximately 0.2 million shares were issued to settle the claims of general unsecured creditors and approximately 0.1 million shares have been held in reserve for issuance upon the settlement of disputed claims;

•                                          Five new directors were appointed to the Company’s Board of Directors.

(c) Accounting Impact

The Company is required to follow the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, the Company’s pre-petition liabilities that were subject to compromise are reported separately on the balance sheet as an estimate of the amount that was ultimately allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items. The following pre-petition amounts are classified as liabilities subject to compromise as of December 31, 2003:

Payable to affiliate	$110,460
Accounts payable	20,865,427
Accrued liabilities	5,970,622
Accrued real estate and personal property taxes	2,319,018
Payable to Sprint	10,005,850
Long-term debt	625,000,000
Other long-term liabilities	6,462,772
Total all liabilities subject to compromise	$670,734,149

The consolidated financial statements included herein include the accounts of Horizon PCS, Inc. and its subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services LLC. In accordance with SOP 90-7, the Company adopted fresh-start accounting for financial reporting purposes as of October 1, 2004, and the Company’s emergence from Chapter 11 resulted in a new reporting entity. The periods as of and prior to September 30, 2004 have been designated “Predecessor Company” and the periods subsequent to September 30, 2004 have been designated “Successor Company”. Under fresh-start accounting, the reorganization value of the Company was allocated to the assets based on their respective fair values and was in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations. Each existing liability was stated at present value of the amount to be paid. As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company’s financial statements for prior periods.

The Company estimated the reorganization value for purposes of fresh start reporting utilizing the estimated value of the Company on an enterprise basis (the “Enterprise Value”), adjusting to exclude known liabilities other than the New Credit Facility at September 30, 2004. The Company engaged a valuation specialist to conduct this analysis.

The Enterprise Value was determined by valuation specialists using the guideline transaction method and the discounted cash flow (the “DCF Analysis”) method. The guideline transaction method value was derived using metrics and financial data, with more weight placed on the metrics data. For the DCF analysis, the specialist calculated the present value of the debt-free cash flows on management’s projections, including an assumption for a terminal value (the “DCF Analysis”). The DCF Analysis involves deriving the debt-free cash flows that the Company would generate assuming the projections developed by management are realized. These cash flows and an estimated value of the Company at the end of the projected period (the “Terminal Value”) are discounted at the Company’s estimated post-reorganization weighted average cost of capital. The financial projections utilized in the DCF analysis were developed by management and are based on estimates and assumptions, which include, but are not limited to, estimates and assumptions with respect to pricing by market, capital spending and working capital levels, and the development of a discount rate that is utilized to convert future projected cash flows to their estimated present value. The estimated projections and assumptions, while considered reasonable by management, may not be realized and are inherently subject to uncertainties and contingencies, which could significantly affect the measurement of the Enterprise Value and the reorganization value. Based on the above methodologies, the Enterprise Value was determined to be approximately $281.6 million.

The reorganization value of the Successor Company of approximately $330.1 million was determined based on the negotiated sum of the Successor Company’s liabilities and equity that were issued and outstanding after final negotiations and Bankruptcy Court approval. These included $125.0 million of debt outstanding, $156.6 million of equity, and $48.5 million of other liabilities that were not eliminated or discharged under the Plan of Reorganization.

The effect of the Plan of Reorganization on the Company’s balance sheet, as of October 1, 2004, is as follows:

	Predecessor Company	Debt Discharge		Cancellation of Old Equity (e)	Fresh-start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$55,578,205	$4,706,394	(a)				$60,284,599
Restricted cash	142,624,192	(130,592,183	)(a)				12,032,009
Accounts receivable, net	10,466,005	(323,931	)(h)				10,142,074
Equipment inventory	365,043						365,043
Prepaid expenses and other current assets	2,451,129	(158,790	)(i)				2,292,339
Total current assets	211,484,574	(126,368,510)		—	—		85,116,064
Other assets:
Debt issuance costs, net of amortization	448,985	3,750,000	(g)				4,198,985
Deferred activation expense and other assets	1,576,796				(1,393,231	)(f)	183,565
Intangible assets, net	—				120,350,750	(f)	120,350,750
Total other assets	2,025,781	3,750,000		—	118,957,519		124,733,300
Property and equipment, net	146,839,022				(26,549,532	)(f)	120,289,490
Total assets	$360,349,377	$(122,618,510)		$—	$92,407,987		$330,138,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,345,577	$4,573,071	(b)				$11,918,648
Accrued liabilities	1,468,182						1,468,182
Accrued interest	2,883,247	12,125,828	(b)				15,009,075
Accrued real estate, property and other taxes	1,663,734	4,734,190	(b)				6,397,924
Payable to Sprint	5,556,347						5,556,347
Liabilities subject to compromise	623,916,579	(623,916,579	)(c)				—
Deferred service revenue	4,037,904						4,037,904
Total current liabilities	646,871,570	(602,483,490)		—	—		44,388,080

Long-term liabilities:
Long-term debt	125,000,000						125,000,000
Other long-term	1,450,780	2,704,930	(b)				4,155,710
Deferred activation revenue	1,378,785	(1,378,785	)(c)				—
Total other long-term	127,829,565	1,326,145		—	—		129,155,710
Total liabilities	774,701,135	(601,157,345)		—	—		173,543,790

Convertible preferred stock	179,920,697			(179,920,697)			—

Stockholders’ equity (deficit):
Predecessor preferred stock	—						—
Predecessor common stock - class A	3			(3)			—
Predecessor common stock - class B	5,846			(5,846)			—
Successor preferred stock	—						—
Successor common stock		891	(c)				891
Treasury stock	(111,061)			111,061			—
Accumulated other comprehensive income (loss)	—						—
Additional paid-in capital	91,852,141	156,594,173	(c)	(91,852,141)			156,594,173
Deferred stock option compensation	(121,063)			121,063			—
Accumulated deficit	(685,898,321)	321,943,771	(d)	271,546,563	92,407,987	(f)	—
Total stockholders’ equity (deficit)	(594,272,455)	478,538,835		179,920,697	92,407,987		156,595,064
Total liabilities and stockholders’ equity (deficit)	$360,349,377	$(122,618,510)		$—	$92,407,987		$330,138,854

(a)             Represents the release of the proceeds from the July 2004 senior notes offering and other required amounts held in escrow. These funds were used to repay the secured bank credit facility and debt issuance costs with the excess transferred to operating cash.

(b)            Represents the accrual of liabilities upon emergence under the Plan of Reorganization.

(c)             Represents the pre-petition liabilities discharged under the Plan of Reorganization and the issuance of the Successor Company’s new common stock.

(d)            Represents gain on debt discharge.

(e)             Represents the elimination of the Predecessor Company’s equity.

(f)               Represents the fresh-start adjustments to adjust the assets to fair value. The weighted average remaining lives of the in-service property, plant and equipment as of October 1, 2004 are as follows:

Network assets	4 years
Buildings	36 years
Switching equipment	4 years
Furniture, vehicles and office equipment	3 years

(g)   Represents debt issuance costs consisting of fees and expenses of the July 2004 senior notes offering.

(h)   Represents the discharge of accounts receivable no longer able to be collected upon emergence under the Plan of Reorganization.

(i)   Represents the collection of interest receivable earned on restricted cash upon the release of the amounts held in escrow.

(d) Reorganization items

On July 28, 2003, the Company implemented a work force reduction to further reduce costs that were within its control. The employment of 309 employees was terminated, and the Company closed 20 of its 42 Company-owned sales and service centers to reduce costs in areas where revenues were not currently meeting criteria for return on investment. The Company recorded a restructuring charge of $4.5 million in July 2003, related to these store closings and employee separation costs. In September 2004, the Company closed 5 additional stores and terminated 18 employees as part of the restructuring plan, resulting in $600,000 of restructuring charges. The Company incurred additional reorganization expenses of approximately $114.3 million and approximately $17.2 million related to the bankruptcy during 2003 and 2004, respectively. In addition, the Company recorded a gain on the fresh-start adjustments of approximately $92.4 million for the year ended December 31, 2004. The detail of the reorganization items are as follows:

Predecessor Company:

	Year Ended December 31, 2003
				Ending
		Cash	Non-Cash	Accrual
	Charges	Deductions	Deductions	Balance
Employee separations	$1,659,149	$1,625,066	$—	$34,083
Lease commitments, net of sublease	798,260	—	—	798,260
Equipment disposals	2,051,719	—	2,051,719	—
Professional fees	5,708,547	3,208,547	—	2,500,000
Key employee retention plan payments	551,883	551,883	—	—
Amortization of debt issuance fees	18,143,362		18,143,362	—
Amortization of warrants	16,127,275		16,127,275	—
Accelerated accretion of the senior discount notes	73,761,649	—	73,761,649	—
	$118,801,844	$5,385,496	$110,084,005	$3,332,343

Predecessor Company:

	Nine Months Ended September 30, 2004
	Beginning				Ending
	Accrual		Cash	Non-Cash	Accrual
	Balance	Charges	Deductions	Deductions	Balance
Fresh start adjustments	$—	$(92,407,987)	$—	$(92,407,987)	$—
Employee separations	34,083	792,570	372,276	—	454,377
Lease commitments, net of sublease	798,260	—	—	798,260	—
Equipment disposals	—	325,204	—	325,204	—
Professional fees	2,500,000	15,072,479	14,030,273	—	3,542,206
Key employee retention plan payments	—	1,604,290	1,604,290	—	—
	$3,332,343	$(74,613,444)	$16,006,839	$(91,284,523)	$3,996,583

Successor Company:

	Three Months Ended December 31, 2004
	Beginning				Ending
	Accrual		Cash	Non-Cash	Accrual
	Balance	Charges	Deductions	Deductions	Balance
Employee separations	$454,377	$—	$411,376	$—	$43,001
Professional fees	3,542,206	—	3,542,206	—	—
	$3,996,583	$—	$3,953,582	$—	$43,001

(2) Organization and Business Operations

On April 26, 2000, Horizon Telcom, Inc. (“Parent” or “Horizon Telcom”) formed Horizon PCS, Inc. The Company primarily provides wireless personal communications services (“PCS”) as a PCS affiliate of Sprint. The Company entered into management agreements with Sprint during 1998 and 1999. These agreements, as amended, provide the Company with the exclusive right to build, own, and manage a wireless voice and data services network in markets located in Ohio, West Virginia, Kentucky, Tennessee, Maryland, Pennsylvania, New York, New Jersey, Michigan, North Carolina and Indiana under the Sprint PCS brand. The term of the agreements is twenty years with three successive ten-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements include indemnification clauses between the Company and Sprint to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

In the second quarter of 2004, Horizon PCS Escrow Company, a wholly owned subsidiary of Horizon PCS Inc., was formed solely to issue senior notes and to merge with and into Horizon PCS Inc. in connection with the reorganization. Horizon PCS Escrow Company was not a part of the bankruptcy estate of Horizon PCS, Inc., had no operations or assets and did not incur any liabilities, other than the senior notes, prior to the merger. Prior to consummation of the reorganization, the net proceeds of the 11 3/8% senior notes offering, together with other amounts contributed directly or indirectly by Horizon PCS, Inc. to Horizon PCS Escrow Company, were placed in an escrow account. Upon consummation of the Plan of Reorganization on October 1, 2004, the senior notes became the senior unsecured obligations of Horizon PCS, Inc. and were jointly and severally guaranteed by all of its existing domestic restricted subsidiaries, and will be so guaranteed by any future domestic restricted subsidiaries.

(3) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the financial statements of Horizon PCS, Inc (the “Company”) and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

(b) Estimates

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market accounts and corporate bonds and investments in commercial paper with original maturities of three months or less.

The breakout of cash and cash equivalents as of December 31, 2004 and 2003, is detailed below:

	Successor Company 2004	Predecessor Company 2003
Cash on hand	$12,886,639	$56,738,127
Money market accounts	10,795,142	4,921,006
Corporate bonds and commercial paper	31,858,759	8,991,913
Cash and cash equivalents	$55,540,540	$70,651,046

(d) Restricted Cash

In connection with the Company’s December 2001 offering of $175,000,000 of senior notes due in 2011 (Note 7), approximately $48,660,000 of the offering’s proceeds were placed in an escrow account to be used toward the first four semi-annual interest payments due under the terms of the notes. During 2003, the Company paid approximately $12,031,000 representing the third installment. The final installment of $12,125,828 was distributed to the holders of the senior and discount notes in October 2004 according to the Plan of Reorganization. The funds were invested in a government security money market account. Interest earned on the escrow funds totaled approximately $13,000 for the period October 1, 2004 to December 31, 2004, $52,000 for the period January 1, 2004 to September 30, 2004, $183,000 in 2003 and $673,000 in 2002.

(e) Allowance for Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts receivable, which is based on a percentage of our accounts receivable by aging category. The percentage is derived by considering our historical collections and write-off experience, current aging of our accounts receivable and credit quality trends, as well as Sprint’s credit policy. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts as presented in the following table:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Balance at beginning of year	$1,840	$2,308	$1,804
Provisions charged to expense	4,811	7,509	15,518
Write-offs, net of recoveries	(5,655)	(7,977)	(15,014)
Balance at end of year	$996	$1,840	$2,308

The provisions charged to expense for the period October 1, 2004 to December 31, 2004 and January 1, 2004 to September 30, 2004 were approximately $1,689,000 and $3,122,000, respectively.

(f)  Equipment Inventory

Equipment inventory consists of handsets and related accessories. Inventories are carried at the lower of cost (determined by the weighted average method) or market (replacement cost).

(g)  Property and Equipment

Property and equipment, including improvements that extend useful lives, are stated at cost or allocated fair values determined in fresh-start reporting, while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for the purchase of capital equipment, construction and items such as direct payroll and related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to SFAS No. 34, Capitalization of Interest Cost. The Company capitalized interest of approximately $74,000 for the period October 1, 2004 through December 31, 2004 and $740,000 and $4,437,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Company capitalized labor costs of approximately $36,000 for the period October 1, 2004 through December 31, 2004, and $83,000 and $2,339,000 for the years ended December 31, 2003 and 2002, respectively.

(h)  Depreciation and Amortization of Property and Equipment

The Company provides for depreciation and amortization of property and equipment under the straight-line method, based on the estimated service lives of the various classes of property. Estimated useful lives are as follows:

Years
Network assets	5-15
Buildings	36
Switching equipment	5-8
Furniture, vehicles, and office equipment	3-5

(i)  Debt Issuance Costs

In connection with the issuance of long-term debt (Note 7), the Company incurred approximately $24,072,000 in deferred financing costs through December 31, 2003. These debt issuance costs were amortized using the effective interest method over the term of the underlying obligation, ranging from eight to ten years. For the years ended December 31, 2003 and 2002, approximately $2,231,000 and $2,752,000, respectively, of amortization of debt issuance costs, including costs related to subsequently retired financings, was included in interest expense. As a result of the bankruptcy filing, all cost related to debt issuance balances as of August 15, 2003 were written off. These amounts were expensed to restructuring costs and totaled approximately $18,143,000.

In October 2004, the senior notes of Horizon PCS Escrow Company became the senior unsecured obligations of Horizon PCS, Inc. (Note 7), and the Company incurred approximately $4,203,000 in associated debt issuance costs. These debt issuance costs are being amortized using the effective interest rate method over 8 years. Accordingly, approximately $131,000 of amortization was included in interest expense for the period October 1, 2004 to December 31, 2004.

(j)  Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (Note 4). Pursuant to SFAS No. 142, goodwill and intangible assets determined in fresh-start reporting ,or acquired in a purchase business combination, and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Prior to January 1, 2002, the Company amortized goodwill on a straight-line basis over a 20-year period. Under SFAS No. 142, the Company ceased amortization of goodwill and conducted an impairment test of the goodwill balance. As of January 1, 2002, the goodwill balance was deemed not to be impaired. However, the December 31, 2002 goodwill balance was deemed impaired and was written off during the fourth quarter of 2002. See Note 4 for further details on the impairment of goodwill.

(k)  Impairment of Long-Lived Assets

Long-lived assets such as property, plant and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Goodwill and intangible assets not subject to amortization are tested annually for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value (Note 4).

Horizon PCS was not in compliance with certain covenants contained in its financing documents as of June 30, 2003. This created the need for an impairment assessment of its intangible assets and property and equipment as required by SFAS No. 144. Therefore, Horizon PCS projected future undiscounted cash flows and determined they were insufficient to recover the carrying amounts for the intangible assets and property and equipment. This required Horizon PCS to recognize an impairment loss for the excess of carrying value over fair value. To determine fair value, Horizon PCS performed a valuation utilizing a cost approach adjusted for items such as technological and functional obsolescence as appropriate.

Horizon PCS determined the carrying value of the intangible assets exceeded the fair value of the assets. As a result, Horizon PCS recorded impairment on the intangible assets of approximately $39,152,000. As a result of the impairment charge, Horizon PCS recorded a tax benefit of $6,031,000 due to the reduction of a deferred tax liability related to the intangibles bringing the net balance to zero. Additionally, Horizon PCS determined the fair market value of the property and equipment was less than the carrying value of the assets. As a result, Horizon PCS recorded an impairment of property and equipment of approximately $34,609,000. These impairment charges are included in depreciation expense in the accompanying consolidated statements of operations.

As a result of the voluntary bankruptcy filing on August 15, 2003 the Company was required to perform another review of the carrying value of long-lived assets. Horizon hired a third party appraiser to perform this review. The appraiser projected future undiscounted cash flows based on updated information and determined that they were sufficient to support the carrying amounts for the property and equipment. Therefore no impairment was required to the long-lived assets at August 15, 2003 and December 31, 2003.

During 2002, Horizon PCS launched switches in Tennessee and Pennsylvania and disconnected some switching equipment in Chillicothe, Ohio. As a result, approximately $6,200,000 of switching equipment was considered an impaired asset as defined by SFAS No. 144. Accordingly, depreciation expense for the year ended December 31, 2002, includes approximately $3,500,000 in impairment charges related to the impaired assets. The total amount of depreciation recorded through December 31, 2002 on this equipment was approximately $5,600,000. This equipment was sold for book value during 2003.

(l)  Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce interest rate risk and not for trading or speculative purposes. Interest rate swap agreements are used to hedge the exposure of the variable interest rates of certain notes payable and are designed as cash flow hedges. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counter-parties is included as an adjustment to accrued interest. The carrying amount of the interest swap agreements is included in accrued liabilities, with the changes in carrying amounts recorded as an adjustment to other comprehensive income (loss), a component of retained deficit. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. The swaps matured in 2003.

(m)  Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes service revenue from the Company’s subscribers as they use the service. The Company pro-rates monthly subscriber revenue over the billing period and records airtime usage in excess of the pre-subscribed usage plan. The Company’s subscribers pay an activation fee when they initiate service. The Company reduces recorded service revenue for billing adjustments. Effective July 1, 2003, The Company adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units of the arrangement based on their relative fair values. The guidance in EITF 00-21 became effective for revenue arrangements entered into for quarters beginning after June 15, 2003. The Company elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF 00-21, under the provisions of SAB No. 101, the Company accounted for the sale of its handsets and subsequent service to the customer as a single unit of accounting because the Company’s wireless service is essential to the functionality of the Company’s handsets. Accordingly, the Company deferred all activation fee revenue and its associated direct costs and amortized these revenues and costs over the average life of the Company’s subscribers, which the Company estimates to be 24 months. Under EITF 00-21 The Company no longer needs to consider whether customers can use their handsets without the Company’s wireless service provided to them. Because the Company meets the criteria stipulated in EITF 00-21, the adoption of EITF 00-21 requires the Company to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF 00-21, the Company now recognizes activation fee revenue generated from the Company’s retail stores as equipment revenue. In addition, the Company recognizes the portion of the direct activation fee costs related to the handsets sold in the Company’s retail stores. Subsequent to July 1, 2003, the Company has continued to apply the provisions of SAB No. 101 and have deferred and amortized activation fee revenue and costs generated by subscribers activated other than through the Company’s retail stores.

The Company participates in the Sprint PCS national and regional distribution program in which national retailers such as RadioShack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint PCS for products and services sold. For industry competitive reasons, Sprint PCS subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company’s affiliation agreements with Sprint PCS, when a national retailer sells a handset purchased from Sprint PCS to a subscriber in the Company’s territory, the Company is obligated to reimburse Sprint PCS for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint PCS wireless handset subsidy charges as a sales and marketing expense for a wireless handset sale to a new subscriber and classify these subsidies as a cost of service for a wireless handset upgrade to an existing subscriber.

The Company recognized approximately $19,000 for the period October 1, 2004 to December 31, 2004, $2,560,000 for the period January 1, 2004 to September 30, 2004, $5,182,000 in 2003 and $2,992,000 in 2002 of both activation fee revenue and customer activation expense, and had deferred approximately $279,000 and $3,749,000 of activation fee revenue and direct customer activation expense as of December 31, 2004 and 2003, respectively. In applying fresh-start reporting, the deferred activation revenue and expense were deemed to have a zero value and were eliminated in the fresh-start adjustments.

A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in Horizon PCS’ territory is accrued as services are provided, remitted to Sprint PCS and recorded as general and administrative expense. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in Horizon PCS’ territory are not subject to the 8% affiliation fee. Expense related to the management fees charged under the agreement was approximately $2,421,000 for the period October 1, 2004 to December 31, 2004, $9,559,000 for the period January 1, 2004 to September 30, 2004, $15,020,000 for the year ended December 31, 2003 and $12,027,000 for the year ended December 31, 2002.

(n)  Reorganization items

Reorganization items relate to income recorded and expenses incurred as a direct result of the Predecessor’s bankruptcy proceeding. These items include employee separations, lease commitments, equipment disposals, professional fees, key employee retention plan payments, amortization of debt issuance fees and warrants, accelerated accretion of the senior notes, and fresh-start adjustments. Reorganization items are displayed separately on the consolidated statements of operations.

(o)  Advertising Costs

Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising and promotional costs totaled approximately $902,000 for the period October 1, 2004 to December 31, 2004, $854,000 for the period January 1, 2004 to September 30, 2004, $3,340,000 in 2003 and $10,632,000 in 2002.

(p)  Stock-Based Compensation

The Successor Company has adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). Pursuant to SFAS No. 123R, the Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant using the Black-Scholes option pricing model. The fair value is recognized in the consolidated statements of operations on a straight-line basis over the expected life of the equity instruments.

In October 2004, the Successor Company adopted a stock option plan pursuant to which the Company’s board of directors may grant stock options to officers, key employees and certain directors. The new stock option plan authorized grants of options to purchase up to 986,702 shares of authorized but unissued common stock. These stock options have 10 year terms and vest equally in six month increments over three years from the date of grant. Certain option awards provide for accelerated vesting if there is a change in control as defined by the plan.

The compensation cost that has been charged against income for the plan was approximately $641,000 for the period October 1, 2004 through December 31, 2004. This compensation cost was based on the fair value of the options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period ended December 31, 2004:

Successor Company:
Expected Dividend Yield	0.0%
Forfeiture rate	10.0%
Risk-free rate	3.1%
Expected volitility	130.0%
Expected life (in years)	3.0

A summary of the Successor Company’s option activity under the plan during the period October 1, 2004 through December 31, 2004, is as follows:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance as of October 1, 2004	—	$—
Granted	778,381	17.76
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2004	778,381	$17.76	9.81	$4,546,523

The fair value of options on the November 11, 2004 grant date was approximately $14.31 per share. All options were issued at $17.76 and none were exercisable during the year. As of December 31, 2004, there was approximately $9.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.81 years.

In 1999, the Predecessor Company adopted a stock option plan pursuant to which the board of directors could grant stock options to officers, key employees and certain nonemployees. These stock options were eliminated in the Plan of Reorganization.

The Predecessor Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. At the time, as allowed by SFAS No. 123, the Company elected to apply the intrinsic value-based method of accounting, and adopted the disclosure requirements of SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.

The Predecessor Company applied APB Opinion No. 25 in accounting for the options granted to officers and key employees, and SFAS No. 123 in accounting for the options granted to certain nonemployees, under its plan. The accompanying consolidated financial statements reflect non-cash compensation charges relating to the Predecessor Company of approximately $145,000 for the period January 1, 2004 through September 30, 2004, and $620,000 and $681,000 for the years ended December 31, 2003 and 2002, respectively. These options were cancelled as part of the Plan of Reorganization.

The following table illustrates the effect on net income (loss) if the fair-value-based method under SFAS No. 123 had been applied to all outstanding and unvested awards in each period.

	Predecessor Company
	January 1, 2004 Through	Year Ended December 31,
	September 30, 2004	2003	2002
Net income (loss) attributed to common stockholders - as reported	$416,933,788	$(298,466,380)	$(188,704,072)
Add stock-based employee compensation expense included in reported net loss	145,044	619,640	680,749
Deduct total stock-based employee compensation expense determined under fair value base method for all awards, net of related tax effects	(145,010)	(791,141)	(1,150,666)
Pro forma net income (loss) attributed to common stockholders	$416,933,822	$(298,637,881)	$(189,173,989)

The fair value of options granted during 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each respective period ended:

Predecessor Company
Year Ended December 31, 2002

Expected Dividend Yield	0.0%
Risk-free interest rate	5.0%
Expected volitility	95.0%
Expected life (in years)	10.0

Stock option activity for the Predecessor Company during the periods indicated is as follows:

	Number of Class A Options	Weighted Average Exercise Price	Number of Class B Options	Weighted Average Exercise Price
Balance as of December 31, 2001	116,971	5.88	4,196,883	0.12
Granted	200,000	5.60	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance as of December 31, 2002	316,971	5.70	4,196,883	0.12
Granted	—	—	—	—
Exercised	—	—	(200)	0.12
Forfeited	—	—	(80,709)	0.12
Balance as of December 31, 2003	316,971	5.70	4,115,974	0.12
Eliminated in bankruptcy	(316,971)	5.70	(4,115,974)	0.12
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance as of September 30, 2004	—	$—	—	$—

(q)  Net Loss Per Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings per Share. Basic and diluted net loss per share attributed to common stockholders is computed by dividing net loss attributed to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculation since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for the period presented. The only items that could potentially dilute earnings per share in the future are common stock options. The common stock options will be included in the diluted earnings per share calculation when dilutive. Net income (loss) per share for periods prior to October 1, 2004 are not shown as the common stock of the Predecessor Company was cancelled as part of the Plan of Reorganization, and therefore are no longer meaningful.

(r)  Site Bonuses

During 2001 and 2000, the Company received $740,000 and $7,220,000, respectively, for site bonuses from SBA, which constructs towers leased by the Company. The Company defers and amortizes the site bonus over the life of the respective lease. For the period January 1, 2004 to September 30, 2004 and for the years 2003 and 2002, the Company recorded approximately $718,000, $957,000 and $941,000, respectively, as a reduction to lease expense. In applying fresh-start reporting, the remaining site bonuses to be amortized were deemed to have zero value, and were eliminated in the fresh-start adjustments.

(s)  Postretirement Plans

The Company sponsored a defined benefit health care plan for substantially all retirees and employees until July 15, 2004. The Company measured the costs of its obligation based on its best estimate. The net periodic costs were recognized as employees rendered the services necessary to earn the postretirement benefits. This benefit was terminated on July 15, 2004.

(t) Income Taxes

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

(u) Concentration of Credit Risk

The Company maintains cash and cash equivalents in an account with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The financial institution is one of the largest banks in the United States and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

Restricted cash was invested in short-term government money market funds. The Company did not believe there was significant credit risk associated with the funds as the underlying securities were issued by the U.S. Treasury Department.

The Company maintains accounts with nationally recognized investment managers. The Federal Deposit Insurance Corporation does not insure such deposits. Management does not believe there is significant credit risk associated with these uninsured deposits.

Other financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable from subscribers. Management believes the risk is limited due to the number of customers comprising the Company’s customer base and its geographic diversity.

A significant amount of the Company’s financial transactions result from the Company’s relationship with Sprint. Additionally, Sprint holds approximately four to eleven days of the Company’s subscriber lockbox receipts prior to remitting those receipts to the Company weekly. The Company does not record these lockbox receipts until Sprint remits them.

 (v) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R has been adopted as discussed in Note 3 and did not have a material effect on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

(w) Reclassifications

Certain prior year amounts have been reclassified to conform with the 2004 presentation.

(4)  Goodwill and Intangible Assets

On October 1, 2004, the Company recorded intangible assets related to the fair value of owned licensed spectrum, its subscriber base and the Sprint affiliation agreements. The owned licensed spectrum was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost. The subscriber base is being amortized on a straight-line basis over 24 months, which is the estimated average life of a customer. The Sprint affiliation intangible is being amortized over the remaining life of the Sprint affiliation agreements, or 164 months. For the period from October 1, 2004 to December 31, 2004, the Company incurred $8,918,000 of amortization expense. The detail of intangibles as of December 31, 2004, is as follows:

	Amortization Period	Gross Intangible Value	Accumulated Amortization	Net Intangible Value
Successor intangible assets:
Owned licensed spectrum	Indefinite	$1,200,000	$—	$1,200,000
Subscriber base	2 years	63,150,750	(7,893,844)	55,256,906
Sprint affiliation	13.67 years	56,000,000	(1,024,390)	54,975,610
		$120,350,750	$(8,918,234)	$111,432,516

Future amortization for the next five years is as follows:

	Year Ended December 31,
	2005	2006	2007	2008	2009
Subscriber base	$31,575,375	$23,681,531	$—	$—	$—
Sprint affiliation	4,097,561	4,097,561	4,097,561	4,097,561	4,097,561
Total	$35,672,936	$27,779,092	$4,097,561	$4,097,561	$4,097,561

The value of the owned license spectrum intangible was tested under the requirements of SFAS No. 142 as of December 31, 2004, and was deemed to be unimpaired.

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

On December 31, 2002, the Company performed the annual valuation assessment of goodwill. This valuation determined that the carrying amount of the goodwill exceeded the fair value of the assets. As a result the Company recorded goodwill impairment of $13,222,180, related to the impairment of goodwill and impact of acquisition-related deferred taxes. The impairment eliminated the entire balance of goodwill as of December 31, 2002. The fair value was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

In conjunction with the acquisition of Bright PCS, the Company recognized an intangible asset totaling approximately $33,000,000 related to the licensing agreement. It was being amortized on a straight line basis over 20 years, the initial term of the underlying management agreement. In addition, the Company agreed to grant Sprint warrants to acquire shares of common stock in exchange for the right to service additional PCS markets. These licenses were recorded as an intangible asset of approximately $13,356,000 (Note 12) and were being amortized on a straight line basis over approximately 18 years. In June 2003, Horizon PCS performed an evaluation of both intangible assets under SFAS No. 144.

Accordingly, the Sprint licenses were deemed impaired, and resulted in the elimination of the entire balance of the Sprint licenses.

(5) Property and Equipment

Property and equipment consists of the following as of December 31:

	Successor Company 2004	Predecessor Company 2003
Network assets	$89,174,889	$130,727,556
Switching equipment	26,413,700	64,442,793
Furniture, vehicles, and office equipment	1,322,057	7,891,132
Building	1,680,000	—
Land	470,000	966,689
Property and equipment in service	$119,060,646	$204,028,170
Accumulated depreciation	(16,620,410)	(34,075,900)
Property and equipment in service, net	102,440,236	169,952,270
Construction work in progress	3,818,094	1,835,513
Total property and equipment, net	$106,258,330	$171,787,783

On October 1, 2004, the Company applied fresh-start reporting, which required the assets and liabilities to be recorded at fair value. Accordingly, the Company wrote down the value of the property, plant and equipment approximately $26.6 million. The value of the property, plant and equipment, along with the intangibles with identifiable useful lives, were tested in accordance with SFAS No. 144 as of December 31, 2004, and were deemed to be unimpaired.

In June 2004, the Company sold seven retail store leases and related store assets in the Ntelos market, with a net book value of approximately $1.6 million, to Sprint PCS (Note 15).

During 2003 and 2002, the Company retired certain network assets and replaced them with equipment required to upgrade the network. As a result of these retirements, the Company recorded a loss on disposal of $216,312 and $631,417 for the years ended December 31, 2003 and 2002, respectively.

During the first quarter of 2003, Horizon PCS recorded a liability of $22,600 and a cumulative change in accounting principle of $9,570 related to the adoption SFAS No. 143 for potential costs associated with certain asset retirement obligations. The cumulative change in accounting principle is included in “interest income and other, net” on the accompanying statement of operations.

During the second quarter of 2003, Horizon PCS reduced the book value of the network assets related to an impairment recorded on property and equipment discussed above in Note 3.

(6)  Sprint Agreements

Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution, and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint’s and Sprint’s network partners’ PCS wireless subscribers incur minutes of use in the Company’s territories and when the Company’s subscribers incur minutes of use in Sprint and other Sprint network partners’ PCS territories. These transactions are recorded in roaming revenue, cost of service, cost of equipment, and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include long distance charges, roaming expense, and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint’s national distribution program. The 8% management fee is included in general and administrative. Amounts recorded relating to the Sprint Agreements are approximately as follows:

	Successor Company	Predecessor Company
	October 1, 2004	January 1, 2004
	Through	Through	Year Ended December 31,
	December 31, 2004	September 30, 2004	2003	2002
Roaming revenue	$11,515,778	$37,892,099	$53,223,520	$51,687,545
Cost of service:
Roaming	$7,654,182	$29,212,646	$45,593,205	$40,883,189
Billing and customer care	3,581,131	12,041,770	22,328,999	20,587,070
Long distance	1,535,441	6,513,584	10,810,726	10,469,590
Total cost of service	12,770,754	47,768,000	78,732,930	71,939,849
Selling and marketing	133,777	663,963	970,320	2,566,222
General and administrative:
Management fee	2,420,702	9,559,334	15,020,045	12,027,148
Total expense	$15,325,233	$57,991,297	$94,723,295	$86,533,219

(7) Long-Term Debt

The components of long-term debt outstanding are as follows:

		Successor	Predecessor
	Interest Rate at	Company	Company
	December 31,	December 31,
	2004	2004	2003
Senior notes	11 3/8%	$125,000,000	$—
Discount notes		—	295,000,000
Senior notes		—	175,000,000
Secured credit facility — term loan A		—	105,000,000
Secured credit facility — term loan B		—	50,000,000
Long-term debt, face value		$125,000,000	$625,000,000
Less:
Debt classified as liability subject to compromise due to bankruptcy filing		—	(625,000,000)
Total long-term debt, net		$125,000,000	$—

In the second quarter of 2004, Horizon PCS Escrow Company issued $125.0 million of 11 3/8% senior notes. The net proceeds of the 11 3/8% senior notes offering were restricted and placed in an escrow account until the Company’s emergence on October 1, 2004. On October 1, 2004, the proceeds were used to extinguish the remaining balance of the secured credit facilities.

We will pay interest on the 11 3/8% senior notes semi-annually on each January 15 and July 15 commencing on January 15, 2005. These senior notes mature on July 15, 2012, and contain restrictive covenants. The Company is in compliance with these covenants as of December 31, 2004.

The 11 3/8% senior notes are guaranteed by the Company’s existing subsidiaries, Horizon Personal Communications, Inc., and Bright Personal Communications Services, LLC, and will be guaranteed by the Company’s future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the discount notes when due. There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries from dividend or loan. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors.

Upon consummation of the Plan of Reorganization on October 1, 2004, Horizon PCS Escrow Company merged with and into Horizon PCS, Inc. The 11 3/8% senior notes became the senior unsecured obligations of Horizon PCS, Inc. and are jointly and severally guaranteed by all of its existing and future domestic restricted subsidiaries. Under the Plan of

Reorganization, the 14% discount notes and the 13 3/4% senior notes were cancelled and the holders of the 14% discount notes and 13 3/4% senior notes became equity holders of the reorganized company.

On December 7, 2001, the Company received $175,000,000 from the issuance of unsecured senior notes (the senior notes) due on June 15, 2011. Interest was paid semi-annually on June 15 and December 15 at an annual rate of 13.75%, with interest payments commencing June 15, 2002. Approximately $48,660,000 of the offering’s proceeds were placed in an escrow account to fund the first four semi-annual interest payments.

On September 26, 2000, the Company received $149,680,050 from the issuance of $295,000,000 of unsecured senior discount notes due on October 1, 2010 (the discount notes). The discount notes were to accrete in value until October 1, 2005, at a rate of 14% compounded semi-annually. Cash interest on the notes was to be payable on April 1 and October 1 of each year, beginning on April 1, 2006. The discount notes included warrants to purchase 3,805,500 shares of the Company’s class A common stock at $5.88 per share. The warrants represented the right to purchase an aggregate of approximately 4.0% of the issued and outstanding common stock of the Company on a fully diluted basis, assuming the exercise of all outstanding options and warrants to purchase common stock and the conversion of the convertible preferred stock (Note 10) into shares of class A common stock. The proceeds from the issuance of the discount notes were allocated to long-term debt and the value of the warrants ($20,245,000 or $5.32 per share) was allocated to additional paid-in capital. The fair value of the warrants was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years (equal to the term of the warrants), and a volatility of 95%.

On September 26, 2000, and concurrent with the issuance of the convertible preferred stock (Note 11) and the discount notes described above, the Company entered into a senior secured credit facility (the secured credit facility) with a group of financial institutions to provide an aggregate commitment, subject to certain conditions, of up to $250,000,000 (including a $95,000,000 line of credit, a $50,000,000 term note and a $105,000,000 term note) expiring on September 30, 2008. The secured credit facility beared interest at various floating rates, which approximated one to six month LIBOR rates plus 400 to 450 basis points. The secured credit facility was collateralized by a perfected security interest in substantially all of the Company’s tangible and intangible current and future assets, including an assignment of the Company’s affiliation agreements with Sprint and a pledge of all of the capital stock of the Company’s subsidiaries. As of December 31, 2003, the outstanding balance on the secured credit facility was $155,000,000. The Company paid a commitment fee of 1.375% on the unused portion of the $250,000,000 note through August 14, 2003 when the Company filed for bankruptcy. Amounts recorded relating to this commitment fee expense for the year ended December 31, 2003 and 2002, are as follows:

	Predecessor Company
	2003	2002
Secured credit facility — term loan A	$—	$325,000
Line of credit	821,000	1,324,000
Total commitment fee expense	$821,000	$1,649,000

(8) Income Taxes

The Company’s provision for income tax expense (benefit) consists of:

	Successor Company	Predecessor Company
	October 1, 2004 Through	January 1, 2004 Through
	December 31,	September 30,	Year Ended Dec 31,
	2004	2004	2003	2002
Current	$—	$—	$—	$—
Deferred	—	—	(6,031,000)	—
Tax expense (benefit)	$—	$—	$(6,031,000)	$—

The reconciliation of the differences between the effective income tax expense (benefit) and the federal income tax expense (benefit) computed at the federal statutory rate of 35% is as follows:

	Successor Company	Predecessor Company
	October 1, 2004 Through	January 1, 2004 Through
	December 31,	September 30,	Year Ended December 31,
	2004	2004	2003	2002
Tax at statutory rate applied to pretax Book loss	$(8,414,617)	$149,474,218	$(102,136,049)	$(61,931,737)
Increase (decrease) in tax from:
State income tax expense (benefit)	(1,071,813)	21,933,435	(13,282,521)	(7,852,928)
Restructuring charges not deductible for tax	911,928	4,045,827	—	—
Goodwill impairment	—	—	—	4,627,740
Nondeductible interest	—	—	9,131,240	2,286,992
Change in valuation allowance	8,574,502	(175,467,480)	99,732,350	62,823,423
Other, net	—	14,000	523,980	46,510
Total tax expense (benefit)	$—	$—	$(6,031,000)	$—

Deferred income taxes result from temporary differences between the financial reporting and the tax basis amounts of existing assets and liabilities. The source of these differences and tax effect of each are as follows, as of December 31:

	Successor Company 2004	Predecessor Company 2003
Deferred income tax assets:
Deferred income — site bonuses	$—	$1,939,333
Allowance for doubtful accounts	398,420	736,197
Sprint PCS Licenses — Bright acquisition	3,631,416	4,033,674
Accrued vacation	153,330	186,103
Net operating loss carryforwards	93,958,699	160,746,722
Interest expense	—	50,333,267
Other	1,151,668	13,211,596
Total deferred income tax assets	$99,293,533	$231,186,892
Deferred income tax liabilities:
Property and equipment	$(2,293,348)	$(14,904,884)
Intangible assets	(44,573,006)	—
Capitalized interest	(29,692)	(5,289,232)
Other	(111,539)	(160,076)
Total deferred income tax liabilities	$(47,007,585)	$(20,354,192)
Deferred income taxes, net	$52,285,948	$210,832,700
Less valuation allowance	(52,285,948)	(210,832,700)
Total deferred income taxes, net	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No benefit for federal income taxes has been recorded for the period ended December 31, 2004, the period ended September 30, 2004 and for the years ended December 31, 2003 and 2002, as the net deferred tax asset generated, primarily related to net operating loss carryforwards, was offset by a full valuation allowance because it is not considered more likely than not that these benefits will be realized due to the Company’s losses since inception.

The Company realized approximately $187.0 million cancellation of debt, or “COD,” income for income tax purposes as a result of the implementation of the Plan of Reorganization. The difference between the tax COD income of $187.0 million and the book COD income of $321.9 million is a result of the application of the Internal Revenue Code provisions related to high yield debt obligations. Because the Company was a debtor in a bankruptcy case at the time it realized the COD income, it will not be required to include such COD income in its taxable income for federal income tax purposes. Instead, the Company is required to reduce certain of its tax attributes (including NOL carryforwards) by the amount of COD income so excluded. The Company’s net operating loss carryforwards at December 31, 2004 have been adjusted for this impact.

An “ownership change” (as defined in Internal Revenue Code Section 382 (“Section 382”)) occurred on October 1, 2004, in connection with the emergence from bankruptcy and with respect to the Company’s new stock issued under the Plan of Reorganization. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period beginning the day after the day of the last ownership change. Section 382 will limit the Company’s future ability to utilize any remaining NOLs generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change. The Company’s ability to utilize new NOLs arising after the ownership change will not be affected. At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $217.0 million, which are available to offset future taxable income through 2024. The utilization of such net operating loss carryforwards is limited as a result of the ownership change in connection with the Plan of Reorganization. The amount of this annual limitation is approximately $7.2 million.

(9) Postretirement Benefits

The post retirement benefit plan was eliminated in July 2004. Therefore, the Company will not record expense in future periods. The $1.4 million liability at the time of the announcement was reversed to benefit expense during the third quarter of 2004.

Certain employees of the Company participated in the Horizon Telcom’s, the Parent of the Predecessor Company, postretirement plan. The plan was maintained by the Horizon Telcom and the Company was charged based on its employee participation in the plan. The Company applied the accounting and measurement practices prescribed by SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and the disclosure requirements of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which superceded the disclosure requirements of SFAS No. 106. As permitted by SFAS No. 106, the Company elected to amortize the accumulated postretirement benefit obligation existing at the date of adoption (the transition obligation) over the estimated remaining service life of employees. The accrued benefit cost was included in other long-term liabilities in the accompanying consolidated balance sheets.

The plan provided coverage of postretirement medical, prescription drug, telephone service, and life insurance benefits to eligible retirees whose status, at retirement from active employment, qualified for postretirement benefits. Coverage of postretirement benefits was also provided to totally and permanently disabled active employees whose status, at disablement, qualified for postretirement benefits as a retiree from active employment (retired disabled). Certain eligible retirees were required to contribute toward the cost of coverage under the postretirement health care and telephone service benefits plans. No contribution was required for coverage under the postretirement life insurance benefits plan. Unrecognized prior service cost was being amortized over the estimated remaining service life of employees.

The funding status of the Company’s participation in the postretirement benefit plan as of December 31, 2004 and 2003 is as follows:

	2004	2003
	(In thousands)
Change in benefit obligation
Benefit obligation, beginning of year	$1,403,960	$879,463
Service cost	222,498	370,136
Interest cost	65,811	80,953
Actuarial loss	—	635,671
Effect of curtailment	—	(562,263)
Discontinued post retirement benefits	(1,692,269)	—
Benefit obligation, end of year	$—	$1,403,960
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions
Benefits paid
Fair value of plan assets, end of year	$—	$—
Funded status	$—	$(1,403,960)
Unrecognized transition obligation	—	30,888
Unrecognized prior service cost	—	34,252
Unrecognized actuarial (gain) or loss	—	237,810
Accrued benefit cost	$—	$(1,101,010)
Weighted average assumptions at December 31:
Discount rate		6.25%

The assumed medical benefit cost trend rate used in measuring the accumulated postretirement benefit obligation for the under age 65 retirees and their spouses was 10% in 2003 and 10% in 2002, declining gradually to 5% for all periods presented. For the over 65 retirees and their spouses, the assumed medical benefit cost trend rate was 10% in 2003 and 10% in 2002, declining gradually to 5% for all periods presented. The assumed dental and vision benefit cost was 0 as no employees were receiving these benefits. The telephone service benefit cost trend rate for retirees and their spouses in 2003 and 2002, was estimated at 5% for all future years.

The following summarizes the components of net periodic benefit costs of the Company’s participation in the postretirement benefit plan for the years ended December 31, 2003:

	Predecessor Company
	2004	2003	2002
	(In thousands)
Components of net periodic benefit cost:
Service cost	$222,498	$370,136	$246,808
Interest cost	65,811	80,953	33,719
Amortization of transition obligation	2,106	4,340	5,435
Amortization of prior service cost	1,647	3,394	4,250
Recognized net actuarial gain (loss)	4,566	19,844	—
Net periodic benefit cost	$296,628	$478,667	$290,212
Curtailment	—	62,841	—
Discontinuation of post retirement benefits	(1,397,638)	—	—
Total expense	$(1,101,010)	$541,508	$290,212

In May 1999, the Company adopted a defined contribution plan covering certain eligible employees. The plan provides for participants to defer up to 15% of the annual compensation, as defined under the plan, as contributions to the plan. The

Company has the option, at the direction of the board of directors, to make a matching contribution to the plan of up to 50% of an employee’s contribution to the plan, limited to a maximum of 3% of the employee’s salary. A matching contribution of approximately $33,000 was recognized for the period October 1, 2004 to December 31, 2004 and $158,000 for the period January 1, 2004 to September 30, 2004. A matching contribution of $305,000 and $361,000 was recognized during 2003 and 2002, respectively.

(10) Redeemable Convertible Preferred Stock

Prior to the reorganization, the Predecessor Company had authorized 175,000,000 shares of convertible preferred stock at $0.0001 par value. On September 26, 2000, an investor group purchased 23,476,683 shares of convertible preferred stock for approximately $126,500,000 in a private placement offering. Concurrent with the closing, holders of a $14,100,000 short-term convertible note converted the principal and unpaid interest into 2,610,554 shares of the same convertible preferred stock purchased by the investor group. The convertible preferred stock paid a 7.5% stock dividend semi-annually, commencing April 30, 2001. The dividends were payable in additional preferred stock. Through September 30, 2004, the Company paid a cumulative total $35,941,922 of dividends in additional shares of convertible preferred stock. On October 1, 2004, the convertible preferred stock was eliminated under the Plan of Reorganization.

(11) Common Stock

Under the Plan of Reorganization, the Company has authorized 25,000,000 shares of common stock at $0.0001 par value and 10,000,000 shares of preferred stock at $0.0001 par value. As of December 31, 2004, the Company has issued and outstanding 8,909,568 shares of common stock.

(12) Sprint PCS Warrants

On May 19, 2000, pursuant to an addendum to its Sprint PCS Management Agreement, Horizon PCS agreed to grant to Sprint warrants to acquire 2,510,460 shares of Horizon PCS’ class A common stock in consideration for additional PCS service areas. The warrants were to be issued to Sprint at the earlier of (i) an initial public offering of Horizon PCS’ common stock or (ii) July 31, 2003. By September 30, 2000, Horizon PCS completed the required purchase of certain Sprint assets. Horizon PCS valued the warrants and recorded an intangible asset of approximately $13,356,000 (based on a price of $5.88 per share, valued using the Black-Scholes pricing model using an expected dividend yield of 0.0%, a risk-free interest rate of 6.5%, expected life of 10 years and a volatility of 95%). The intangible asset was being amortized over the remaining term of the Sprint management agreement resulting in approximately $752,000 of amortization expense per year. The warrants were not issued by July 31, 2003 and were not issued during the Horizon PCS’ bankruptcy proceeding. During 2003, Horizon PCS determined the carrying value of the Sprint licenses exceeded the fair value of the assets. As a result, Horizon PCS recorded an impairment of approximately $11,286,000 (Note 4). The Sprint warrants were cancelled in the bankruptcy proceedings.

(13) Disclosures About Fair Value of Financial Instruments

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

The estimates of fair value required under SFAS No. 107 require the application of broad assumptions and estimates. Accordingly, any actual exchange of such financial instruments could occur at values significantly different from the amounts disclosed. As cash and cash equivalents, current receivables, current payables and certain other short-term financial instruments are all short term in nature, their carrying amounts approximate fair value. The carrying values of restricted cash approximate fair value as the investment funds are short-term. The Company’s secured credit facility was based on market-driven rates and, therefore, its carrying value approximated fair value. The fair values of the senior and discount notes, set forth below, were based on market rates for the Company’s notes.

	Fair Value			Recorded Value
December 31, 2004		$140,468,750		$125,000,000
December 31, 2003	$		**	$470,000,000

** Fair value could not be determined as of December 31, 2003 because the Company was in bankruptcy.

In the first quarter of 2001, the Company entered into a two-year interest rate swap, effectively fixing $25,000,000 of a term loan under the secured credit facility (Note 7) at a rate of 9.4%. In the third quarter of 2001, the Company entered into a two-year interest rate swap, effectively fixing the remaining $25,000,000 borrowed under the secured credit facility at 7.65%. The swaps were designated as a hedge of a portion of the future variable interest cash flows expected to be paid under the secured credit facility borrowings. Other comprehensive income may fluctuate based on changes in the fair value of the swap instrument. A gain of approximately $395,000 and $443,000 was recorded in other comprehensive income during the years ended December 31, 2003 and 2002, respectively. The Company also recognized a loss of approximately $14,000 and $49,000 as interest income and other in the statement of operations during 2003 and 2002, respectively, related to the ineffectiveness of the hedge. The swaps matured in 2003.

(14) Related Parties

Horizon Personal Communications, one of the Company’s operating subsidiaries, has entered into a service agreement with Horizon Services, Inc. and a separate services agreement with Horizon Technology, Inc. Horizon Services and Horizon Technology are both wholly owned subsidiaries of Horizon Telcom, Inc., the Company’s largest stockholder prior to the Reorganization. Thomas McKell, a former director and the father of the Company’s CEO, is the President and a director and stockholder of Horizon Telcom. Prior to the effective date of our Plan of Reorganization on October 1, 2004, Horizon Telcom was the majority stockholder of Horizon PCS, Inc.

Horizon Services provides services to Horizon Personal Communications and Bright PCS including insurance functions, accounting services, computer access and other customer relations, human resources, and other administrative services that the Company would otherwise be required to undertake on its own. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The Company has the right to terminate each agreement during its term by providing 90 days’ written notice to Horizon Services. Horizon Services may terminate the agreement prior to its expiration date only in the event that the Company breach its obligations under the services agreement and the Company does not cure the breach within 90 days after the Company receives written notice of breach from Horizon Services. Horizon Services is entitled to the following compensation from the Company for services provided:

•                                          direct labor charges at cost; and

•                                          expenses and costs that are directly attributable to the activities covered by the agreement on a direct allocation basis.

The agreement provides that Horizon Services’ obligations do not relieve the Company of any of its rights and obligations to its subscribers and to regulatory authorities having jurisdiction over them. Horizon Services received compensation from the Company of approximately $800,000 for the period October 1, 2004 to December 31, 2004, $3.8 million for the period January 1, 2004 to September 30, 2004, $5.4 million in 2003 and $5.2 million in 2002. As of December 31, 2004, the Company had a non-interest bearing payable to Horizon Services of approximately $445,000 and a receivable of approximately $8,000.

The Company leases its principal office space and the space for certain equipment from The Chillicothe Telephone Company, a former affiliate of ours prior to our emergence from bankruptcy and a wholly-owned subsidiary of Horizon Telcom. Under the lease, the Company paid The Chillicothe Telephone Company $30,000 for the period October 1, 2004 to December 31, 2004, $90,000 for the period January 1, 2004 to September 30, 2004, and $120,000 per year in 2003 and 2002. The Company believes the lease was made on terms no less favorable to the Company than would have been obtained from a non-affiliated third party. The lease term expires in May 2007.  As of December 31, 2004, the Company had a payable to The Chillicothe Telephone Company of approximately $40,000, and a receivable of approximately $26,000.

(15) Sprint Transaction

In August 1999, the Company entered into a wholesale network services agreement with the West Virginia PCS Alliance, L.C. and the Virginia PCS Alliance, L.C. (the Alliances), two related, independent PCS providers whose network is managed by NTELOS. Under the network services agreement, the Alliances provide the Company with the use of and access to key components of their network in most of Horizon PCS’ markets in Virginia and West Virginia. The initial term was through June 8, 2008, with four automatic ten-year renewals.

On May 12, 2004, the Company executed two related agreements with Sprint PCS, which pertained to the sale of most of its assets in the NTELOS markets to Sprint PCS, the termination of the Company’s contractual relationship with Sprint PCS in the Company’s NTELOS markets in Virginia and West Virginia and the settlement of existing litigation and billing disputes between Sprint PCS and the Company. On June 1, 2004, the Bankruptcy Court approved the transactions and the related agreements. On June 14, 2004, the Bankruptcy Court’s order of approval became final, and on June 15, 2004, the parties closed the Sprint Transaction.

Under an Asset Purchase Agreement, Sprint PCS paid the Company approximately $33.0 million, net of the Company’s payment of $4.0 million to settle disputed changes, to acquire the Company’s economic interests in approximately 92,500 subscribers in the Company’s NTELOS markets in Virginia and West Virginia. In addition to the subscribers, this transaction also included the Company’s transfer to Sprint PCS of seven retail store leases and related store assets in these markets, with a net book value of approximately $1.6 million. At the closing, Sprint PCS assumed responsibility for the marketing, sales and distribution of Sprint PCS products and services in these areas. Pursuant to a motion with the Bankruptcy Court, the Company rejected the Company’s network service agreement with NTELOS, effective upon the closing of the Sprint Transaction.

The Company and Sprint also signed a related settlement agreement and mutual release, which resulted in a dismissal of the litigation brought by the Company against Sprint in August 2003 and the settlement of a series of billing disputes raised by the Company since May 2003. In its lawsuit against Sprint, the Company alleged that Sprint PCS had breached the affiliation agreements, generally with respect to amounts billed to the Company under those agreements. The Company also alleged breaches of fiduciary duties, violations of federal and state statutes and other claims. With respect to the billing disputes, the Company had disputed charges for services rendered by Sprint PCS from May 2003 through the date of the settlement agreements. Under the settlement agreement and mutual release, Sprint PCS released the Company from all of its claims for these charges in return for the payment by the Company of $4.0 million, and the Company released all of its claims against Sprint. The settlement also resulted in the Company’s forgiveness of $16.2 million of amounts owed to Sprint, offset by the Company’s forgiveness of $5.5 million of receivables from Sprint PCS. The net gain of $42.1 million is included in loss (gain) on disposal or sale of PCS assets in the accompanying consolidated statements of operations during the period January 1, 2004 through September 30, 2004.

(16) Commitments and Contingencies

(a)  Sprint Fees

The Successor Company has disputed and withheld from payment approximately $1.2 million of charges from Sprint related to 3G and third party handset returns. These charges have been expensed during 2004 and are accrued in the payable to Sprint as of December 31, 2004.

(b)  Operating Leases

The Company leases office space and various equipment under several operating leases. In addition, the Company has tower lease agreements with third parties whereby the Company leases towers for substantially all of the Company’s cell sites. The tower leases are operating leases which generally have a term of five to ten years with three consecutive five-year renewal option periods.

The Company also leases space for its retail stores. As of December 31, 2004, the Company leased all of its 10 stores operating throughout its territories.

The following table summarizes the annual lease payments required under the Company’s existing lease agreements as of December 31, 2004.

December 31
Year:
2005	$14,021,788
2006	9,437,823
2007	4,667,269
2008	3,390,530
2009	2,990,490
Thereafter	2,162,183
Future operating lease obligations	$36,670,083

Rental expense for all operating leases was approximately $3,946,000 for the period October 1, 2004 to December 31, 2004, $12,413,000 for the period January 1, 2004 to September 30, 2004, $17,168,000 for the year ended December 31, 2003 and $15,241,000 for year ended December 31, 2002.

(c)  Legal Matters

The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse impact on the Company’s results of operations or financial condition.

(17) Subsequent Event

On March 17, 2005, the Company entered into an Agreement and Plan of Merger with iPCS, Inc. (“iPCS”), another PCS Affiliate of Sprint,  pursuant to which the Company will be merged with and into iPCS.  Pursuant to the merger, each issued and outstanding share of the Company’s common stock will be converted into  0.7725 shares of common stock of iPCS, subject to adjustments for subsequent issuances of warrants, stock dividends and other similar transactions.  Outstanding options of to purchase the Company’s common stock will be converted into options to purchase common stock of iPCS.  The new options will have the same terms and conditions as the old options, except that the number of shares of iPCS common stock for which the options may be exercised and the exercise price of such options will be adjusted based upon the exchange ratio. For accounting purposes, iPCS will be the acquirer.

If the merger is consummated, the board of directors of iPCS  will consist of three members of the Company’s board of directors, three members  of the board of directors of iPCS and Timothy M. Yager, currently chief executive officer of iPCS.

The merger is subject to approval by the holders of a majority of the Company’s common stock and approval by the holders of a majority of iPCS common stock.   In addition, the merger is subject to the clearance or expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of other customary closing conditions.

The merger agreement may be terminated under certain circumstances, including if the Company or iPCS receive and decide to accept an unsolicited, superior offer.

If the merger is consummated, the senior notes will become the direct obligations of iPCS.

On March 16, 2005, the Company entered into a new addendum to its affiliation agreements with Sprint PCS. This addendum implemented the “price simplification” provisions of similar addenda which Sprint PCS has entered into with most of the other PCS affiliates of Sprint PCS. Under this simplification, service bureau fees will be charged at a monthly rate per subscriber of $7.00 for 2005 and $6.75 for 2006; cost per gross addition services will be charged at a monthly rate of $22.00 per gross subscriber addition in the Company’s markets. With respect to roaming charges, the addendum establishes a reciprocal roaming rate for voice subscribers within the Sprint network of $0.058 per minute through December 31, 2006. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS’ retail yield for voice usage from the prior year. With respect to several of its markets in western Pennsylvania and eastern Pennsylvania, the Company receives the benefit of a special reciprocal rate of $0.10 per minute. Under the addendum, this special $0.10 rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of its covered POPs.

On February 1, 2005, the Company entered into an agreement to sell approximately 1,600 subscribers to Sprint for approximately $639,000.