Form 10-Q
period 2005-03-31
HORIZON PCS INC
filed 2005-05-16
CIK 1113920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

                        COMMISSION FILE NUMBER 333-123383

                         ______________________________

                                HORIZON PCS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                  31-1707839
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or Organization)

     68 MAIN STREET, CHILLICOTHE, OH                     45601-0480
(Address of Principal Executive Offices)                 (Zip Code)

                         ______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

     As of May 16, 2005, there were 9,013,317 shares of common stock, $0.0001 par value per share, outstanding.

                                   HORIZON PCS
                                    FORM 10-Q
                              FIRST QUARTER REPORT

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----

PART I FINANCIAL INFORMATION

       ITEM 1.       Financial Statements....................................................1

       ITEM 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................................15

       ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.............23

       ITEM 4.       Controls and Procedures................................................24

PART II       OTHER INFORMATION

       ITEM 1.       Legal Proceedings......................................................26

       ITEM 2.       Changes in Securities and Use of Proceeds..............................26

       ITEM 3.       Defaults Upon Senior Securities........................................26

       ITEM 4.       Submission of Matters to a Vote of Security Holders....................26

       ITEM 5.       Other Information......................................................26

       ITEM 6.       Exhibits...............................................................26

     Horizon PCS, Inc. ("Horizon PCS") is the issuer of 11 3/8% Senior Notes ("senior notes") due July 15, 2012. The senior notes are subject to an Form S-4 registration statement that was filed with the Securities and Exchange Commission ("SEC") on March 17, 2005, and amended on April 28, 2005. The Co-Registrants are Horizon Personal Communications, Inc. ("HPC") and Bright Personal Communications Services, LLC ("Bright PCS"), collectively, the "Operating Companies," which are wholly-owned subsidiaries of Horizon PCS. Each of the Operating Companies has provided a full, unconditional, joint and several guaranty of Horizon PCS' obligations under the indenture relating to the senior notes. Horizon PCS has no operations separate from its investment in the Operating Companies. Pursuant to Rule 12h-5 of the Securities Exchange Act of 1934, no separate financial statements and other disclosures concerning the Operating Companies other than narrative disclosures set forth in the Notes to the Interim Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "Horizon PCS" means, collectively, Horizon PCS, Inc. and the Operating Companies.

HORIZON PCS, INC.

Consolidated Balance Sheets
As of March 31, 2005, and December 31, 2004
--------------------------------------------------------------------------------

                                                                      Successor               Successor
                                                                       Company                 Company
                                                                  ----------------        ----------------
                                                                      March 31,              December 31,
                                                                         2005                    2004
                                                                  ----------------        ----------------
ASSETS                                                               (unaudited)              (audited)
Current assets:
  Cash and cash equivalents                                        $  50,380,262           $  55,540,540
  Accounts receivable, net of allowance for doubtful accounts
    of $777,692 and $996,051, respectively                             9,325,386              10,353,496
  Equipment inventory                                                    403,698                 387,967
  Prepaid expenses and other current assets                            1,140,788               1,703,024
                                                                  ----------------        ----------------
        Total current assets                                          61,250,134              67,985,027
Other assets:
  Debt issuance costs, net of amortization                             3,940,388               4,071,734
  Deferred activation expense and other assets                           723,499                 443,914
  Intangible assets, net                                             102,514,282             111,432,516
                                                                  ----------------        ----------------
        Total other assets                                           107,178,169             115,948,164
  Property and equipment, net                                         91,900,257             106,258,330
                                                                  ----------------        ----------------
        Total assets                                               $ 260,328,560           $ 290,191,521
                                                                  ==+=============        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   3,080,348           $   4,690,792
  Accrued liabilities                                                  1,300,850               1,267,038
  Accrued interest                                                     3,041,233               6,437,934
  Accrued real estate, personal property and other taxes               6,036,284               6,360,404
  Payable to Sprint                                                    3,529,270               5,063,351
  Deferred service revenue                                             3,949,869               3,938,128
                                                                  ----------------        ----------------
        Total current liabilities                                     20,937,854              27,757,647

Long-term liabilities:
  Long-term debt                                                     125,000,000             125,000,000
  Other long-term                                                      3,864,870               3,961,136
  Deferred activation revenue                                            558,434                 278,848
                                                                  ----------------        ----------------
        Total long-term liabilities                                  129,423,304             129,239,984
                                                                  ----------------        ----------------
        Total liabilities                                            150,361,158             156,997,631
                                                                  ----------------        ----------------

Stockholders' equity:
  Preferred stock, $0.0001 par value. Authorized 10,000,000
    shares, none issued or outstanding                                         -                       -
  Common stock, $0.0001 par value. Authorized 25,000,000
    shares, 9,013,317 issued and outstanding at March 31, 2005 and
    8,909,568 issued and outstanding at December 31, 2004                    901                     891
  Additional paid-in capital                                         158,070,289             157,234,756
  Accumulated deficit                                                (48,103,788)            (24,041,757)
                                                                  ----------------        ----------------
        Total stockholders' equity                                   109,967,402             133,193,890
                                                                  ----------------        ----------------
        Total liabilities and stockholders' equity                 $ 260,328,560           $ 290,191,521
                                                                  ================        ================


 The accompanying notes are an integral part of these consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------


                                        2


                                                  Successor               Predecessor
                                                   Company                  Company
                                            --------------------       --------------------
                                            For the Three Months       For the Three Months
                                                   Ended                      Ended
                                                March 31, 2005            March 31, 2004
                                            --------------------       --------------------
Operating revenues:
  Subscriber revenues                        $    27,730,982            $    45,658,557
  Roaming revenues                                15,216,495                 16,241,595
  Equipment revenues                               1,063,379                  1,275,362
                                            --------------------       --------------------
      Total operating revenues                    44,010,856                 63,175,514
                                            --------------------       --------------------

Operating expenses:
  Cost of service (exclusive of items
    shown below)                                  23,703,411                 44,055,153
  Cost of equipment                                2,073,233                  1,734,049
  Selling and marketing                            5,702,086                  6,614,123
  General and administrative (exclusive
    of items shown below)                          7,620,115                  8,128,787
  Reorganization expense                                   -                  5,520,401
  Non-cash compensation (For the three
    months ended March 31, 2005, $67,648
    related to cost of service, $84,559
    related to selling and marketing,
    and $683,336 related to general
    and administrative)                              835,543                     48,348
  Depreciation and amortization                   25,565,966                  8,189,322
  Gain on sale of subscribers                       (720,317)                         -
                                            --------------------       --------------------
      Total operating expenses                    64,780,037                 74,290,183
                                            --------------------       --------------------

      Operating  loss                            (20,769,181)               (11,114,669)

Interest income and other, net                       273,644                    148,621
  Interest expense, net of capitalized
    interest                                      (3,566,494)                (2,065,149)
                                            --------------------       --------------------
      Loss before income tax benefit             (24,062,031)               (13,031,197)
Income tax benefit                                         -                          -
                                            --------------------       --------------------
      Net loss                                   (24,062,031)               (13,031,197)
Preferred stock dividend                                   -                 (3,309,519)
                                            --------------------       --------------------
      Net loss attributable to common
        shareholders                         $   (24,062,031)           $   (16,340,716)
                                            ====================       ====================

Basic and diluted loss per share
  attributed to common stockholders          $         (2.70)
                                            ====================
Weighted-average common shares
outstanding                                        8,915,952
                                            ====================


 The accompanying notes are an integral part of these consolidated financial statements

HORIZON PCS, INC.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------

                                                      Successor           Predecessor
                                                       Company              Company
                                                   ----------------      ----------------
                                                     For the Three        For the Three
                                                      Months Ended         Months Ended
                                                     March 31, 2005       March 31, 2004
                                                   ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (24,062,031)       $  (13,031,197)
                                                   ----------------      ----------------
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization                         25,565,966             8,189,322
  Non-cash compensation expense                            835,543                48,348
  Non-cash interest expense                                131,346                     -
  Gain on sale of subscribers                             (720,317)                    -
  Bad debt expense                                       1,073,437             1,533,761
  Loss on disposal of assets                                     -                     -
  Change in:
    Accounts receivable                                    (45,327)           (3,521,251)
    Equipment inventory                                    (15,731)             (211,814)
    Interest receivable and other                          562,235            (1,117,548)
    Accounts payable                                    (1,610,444)            3,594,705
    Accrued liabilities and deferred
      service revenue                                   (3,675,268)              495,358
    Liabilities subject to compromise                            -              (309,205)
    Payable to Sprint                                   (1,534,081)             (400,572)
    Other assets and liabilities, net                      (96,265)             (117,586)
                                                   ----------------      ----------------
       Total adjustments                                20,471,094             8,183,518
                                                   ----------------      ----------------
       Net cash flows from operating activities         (3,590,937)           (4,847,679)
                                                   ----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                             (2,298,175)             (473,857)
  Proceeds from the sale of property
    and equipment                                            8,517                     -
  Proceeds from sale of subscribers, net                   720,317                     -
                                                   ----------------      ----------------
       Net cash flows from investing
         activities                                     (1,569,341)             (473,857)
                                                   ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                      -                    -
  Notes payable - borrowings                                     -                    -
  Notes payable - repayments                                     -                    -
                                                   ----------------      ----------------
       Net cash flows from financing
         activities                                              -                    -
                                                   ----------------      ----------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (5,160,278)           (5,321,536)
CASH AND CASH EQUIVALENTS, BEGINNING                    55,540,540            70,651,046
                                                   ----------------      ----------------
CASH AND CASH EQUIVALENTS, ENDING                   $   50,380,262        $   65,329,510
                                                   ================      ================


 The accompanying notes are an integral part of these consolidated financial statements


HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

     The Company primarily provides wireless personal communications services ("PCS") as a PCS affiliate of Sprint. The Company entered into management agreements with Sprint during 1998 and 1999. These agreements, as amended, provide the Company with the exclusive right to build, own and manage a wireless voice and data services network under the Sprint PCS brand in eleven contiguous states located between Sprint's Chicago, New York and Knoxville markets which connect or are adjacent to twelve major Sprint markets. The term of the agreements is twenty years with three successive ten-year renewal periods unless terminated by either party under provisions outlined in the management agreements. The management agreements include indemnification clauses between the Company and Sprint to indemnify each party against claims arising from violations of laws or the management agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company adopted fresh-start accounting for financial reporting purposes as of October 1, 2004, and the Company's emergence from Chapter 11 resulted in a new reporting entity (Note 2). The periods as of and prior to September 30, 2004 have been designated "Predecessor Company" and the periods subsequent to September 30, 2004 have been designated "Successor Company". Under fresh-start accounting, the reorganization value of the Company was allocated to the assets based on their respective fair values and was in conformity with Statement of Financial
Accounting Standards ("SFAS") No. 141, Business Combinations. Each existing liability was stated at present value of the amount to be paid. As a result of the implementation of fresh-start accounting, the financial statements of the Company after the effective date are not comparable to the Company's financial statements for prior periods.

     The results of operations for the periods shown are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements included herein include the accounts of Horizon PCS, Inc. and its subsidiaries, Horizon Personal Communications, Inc. and Bright Personal
Communications Services LLC. The results as of, and for the periods ending, March 31, 2005 and 2004 are unaudited. The financial information presented herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004, which includes information and disclosures not presented herein.

NOTE 2 - BANKRUPTCY

     On August 15, 2003, Horizon PCS, Inc. and its operating subsidiaries, Horizon Personal Communications, Inc. and Bright Personal Communications Services LLC (collectively the "Debtors"), filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Ohio (the "Bankruptcy Court"). The Debtors continued to manage their properties and operate their businesses in the ordinary course of business as "debtors-in-possession" subject to the supervision and orders of the Bankruptcy Court pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, in Case No. 03-62424 (the "Bankruptcy Case"). On June 27, 2004, the Company filed its
Reorganization Plan with the Bankruptcy Court. On September 21, 2004, the Bankruptcy Court approved the Plan of Reorganization that satisfies the requirements of the Bankruptcy Code. On October 1, 2004, the Plan of Reorganization became effective.

     Significant  terms  of the Plan of  Reorganization  are as  follows:

     o All common and preferred equity shares of the Debtors (and all stock options and warrants) were cancelled;

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------



     o    The senior  secured  debt was paid in full;
     o All pre-petition debt securities of the Debtors were settled and cancelled;
     o Unexpired leases and executory contracts of the Debtors were assumed or rejected;
     o Approximately 8.8 million shares of new common stock were issued to settle claims of bond holders, and approximately 0.2 million shares were issued to settle the claims of general unsecured creditors;
     o    Five new directors were appointed to the Company's Board of Directors.

     SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items. Reorganization items for the three months ended March 31, 2004 includes approximately $300,000 of key employee retention plan payments and $5.2 million of professional fees.

NOTE 3 - MERGER AGREEMENT WITH IPCS, INC.

     On March 17, 2005, the Company entered into an Agreement and Plan of Merger with iPCS, Inc. ("iPCS"), another PCS affiliate of Sprint, pursuant to which the Company will be merged with and into iPCS. Pursuant to the merger, each issued and outstanding share of the Company's common stock will be converted into
0.7725 shares of common stock of iPCS, subject to adjustment for certain increases or decreases in the outstanding number of shares of Horizon PCS or iPCS, unless the holder exercises its appraisal rights under the General Corporation Law of the State of Delaware. Outstanding options to purchase the Company's common stock will be converted into options to purchase common stock of iPCS. The new options will have the same terms and conditions as the old options, except that the number of shares of iPCS common stock for which the options may be exercised and the exercise price of such options will be adjusted based upon the exchange ratio. For accounting purposes, iPCS will be the acquiror.

     If the merger is consummated, the board of directors of iPCS will consist of three members of the Company's board of directors, three members of the board of directors of iPCS and Timothy M. Yager, currently chief executive officer of iPCS.

     The merger agreement contains certain termination rights for the Company and iPCS, including if the Company or iPCS receive and decide to accept an unsolicited, superior offer. The merger agreement further provides that in the event of termination of the merger agreement under certain circumstances, the Company and iPCS may be required to pay the other a termination fee of $7.0 million.

     If the merger is consummated, the senior notes of the Company will become the direct obligations of iPCS.

     In April 2005, the Federal Trade Commission consented to the merger by granting early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In May 2005, the Federal Communications Commission ("FCC") consented to the merger. The merger is subject to approval by the holders of a majority of the Company's common stock and approval by the holders of a majority of iPCS common stock. For more information regarding the merger, see Amendment No. 1 to the registration statement on Form S-4 as filed by iPCS on May 11, 2005.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND USE OF ESTIMATES

     The consolidated financial statements include the financial statements of Horizon PCS, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------


     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

    Property and equipment, including improvements that extend useful lives, are stated at cost or allocated fair values determined in fresh-start reporting, while maintenance and repairs are charged to operations as incurred. Construction work in progress includes expenditures for capital equipment, construction and items such as direct payroll and related benefits and interest capitalized during construction. The Company capitalizes interest pursuant to SFAS No. 34, Capitalization of Interest Cost. The Company capitalized interest of approximately $120,000 for the three months ended March 31, 2005. In addition, the Company capitalized labor costs of approximately $44,000 for the three months ended March 31, 2005. The Predecessor Company did not capitalize interest or labor for the three months ended March 31, 2004.

REVENUE RECOGNITION

    The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recognizes service revenue from the Company's subscribers as they use the service. The Company pro-rates monthly subscriber revenue over the billing period and records airtime usage in excess of the pre-subscribed usage plan. The Company's subscribers pay an activation fee when they initiate service. The Company reduces recorded service revenue for billing adjustments. Effective July 1, 2003, The Company adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units of the arrangement based on their relative fair values. The guidance in EITF No. 00-21 became effective for revenue arrangements entered into for quarters beginning after June 15, 2003. The Company elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF No. 00-21, under the provisions of SAB No.101, the Company accounted for the sale of its handsets and subsequent service to the customer as a single unit of accounting because the Company's wireless service is essential to the functionality of the Company's handsets. Accordingly, the Company deferred all activation fee revenue and its associated direct costs and amortized these revenues and costs over the average life of the Company's subscribers, which the Company estimates to be 24 months. Under EITF No. 00-21, the Company no longer needs to consider whether customers can use their handsets without the Company's wireless service provided to them. Because the Company meets the criteria stipulated in EITF No. 00-21, the adoption of EITF No. 00-21 requires the Company to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF No. 00-21, the Company now recognizes activation fee revenue generated from the Company's retail stores as equipment revenue. In addition, the Company recognizes the portion of the direct activation fee costs related to the handsets sold in the Company's retail stores. Subsequent to July 1, 2003, the Company has continued to apply the provisions of SAB No. 101 and have deferred and amortized activation fee revenue and costs generated by subscribers activated other than through the Company's retail stores.

    The Company participates in the Sprint PCS national and regional distribution program in which national retailers such as RadioShack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for products and services

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------


sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's affiliation agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's territory, the Company is obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. The Company does not receive any revenues from the sale of wireless handsets by national retailers. The Company classifies these Sprint wireless handset subsidy charges as a sales and marketing expense for a wireless handset sale to a new subscriber and classify these subsidies as a cost of service for a wireless handset upgrade to an existing subscriber.

STOCK-BASED COMPENSATION

    The  Successor  Company has adopted the  provisions of SFAS No. 123 (Revised
2004), Share-Based Payment ("SFAS No. 123R"). Pursuant to SFAS No. 123R, the Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award as of the date of grant using the Black-Scholes option pricing model. The fair value is recognized in the consolidated statements of operations on a straight-line basis over the expected life of the equity instruments.

    In October 2004, the Successor Company adopted a stock option plan pursuant to which the Company's board of directors may grant stock options to officers, key employees and certain directors. The new stock option plan authorized grants of options to purchase up to 986,702 shares of authorized but unissued common stock. These stock options have 10 year terms and vest equally in six month increments over three years from the date of grant.

    The compensation cost that has been charged against income for the plan was approximately $836,000 for the three months ended March 31, 2005. This compensation cost was based on the fair value of the options.

    The fair value of the options  granted in 2004 was  estimated on the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
weighted-average assumptions:


Successor Company:
   Expected Dividend Yield              0.0%
   Forfeiture rate                     10.0%
   Risk-free rate                       3.1%
   Expected volatility                130.0%
   Expected life (in years)             3.0


    A summary of the Successor Company's option activity under the plan during the three months ended March 31, 2005, is as follows:

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------

                                                                          Weighted-
                                                                           Average
                                                           Weighted-      Remaining
                                            Number of        Average      Contractual       Aggregate
               Options                       Shares       Exercise Price     Term         Intrinsic Value
---------------------------------------  --------------- --------------- ---------------  ---------------
Outstanding as of December 31, 2004          778,381       $     17.76
   Granted                                         -                 -
   Exercised                                       -                 -
   Forfeited                                       -                 -
                                         ---------------
Outstanding as of March 31, 2005             778,381       $     17.76           9.56       $ 5,772,474
                                         =============== =============== ===============   ==============

     The fair value of options on the November 11, 2004 grant date was approximately $14.31 per share. All options were issued at $17.76 and none were exercisable as of March 31, 2005. As of March 31, 2005, there was approximately $8.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.56 years.

     In 1999, the Predecessor Company adopted a stock option plan pursuant to which the board of directors could grant stock options to officers, key employees and certain nonemployees. These stock options were eliminated in the Plan of Reorganization.

     The Predecessor Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. At the time, as allowed by SFAS No. 123, the Company elected to apply the intrinsic value-based method of accounting, and adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123.

     The Predecessor Company applied APB Opinion No. 25 in accounting for the options granted to officers and key employees, and SFAS No. 123 in accounting for the options granted to certain nonemployees, under its 1999 plan. The accompanying consolidated financial statements reflect non-cash compensation charges relating to the Predecessor Company of approximately $48,000 for the three months ended March 31, 2004. These options were cancelled as part of the Plan of Reorganization.

     The   following   table   illustrates   the  effect  on  net  loss  if  the
fair-value-based method under SFAS No. 123 had been applied to all outstanding and unvested awards in the period.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------

                                                           PREDECESSOR COMPANY
                                                          ---------------------
                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                              MARCH 31, 2004
                                                          ---------------------
  Net loss attributed to common  stockholders -            $    (16,340,716)
   as reported
  Add stock-based employee compensation expense
   included in reported net loss                                     48,348
  Deduct total stock-based employee compensation
   expense determined under fair value base
   method for all awards,  net of related tax
   effects                                                          (48,337)
                                                          ---------------------
  Pro forma net loss attributed to common
   stockholders                                            $    (16,340,705)
                                                          =====================

NET LOSS PER SHARE

     The Company computes net loss per common share in accordance with SFAS No. 128, Earnings per Share. Basic and diluted net loss per share attributed to common stockholders is computed by dividing net loss attributed to common stockholders for each period by the weighted-average outstanding common shares. No conversion of common stock equivalents has been assumed in the calculation since the effect would be antidilutive. As a result, the number of weighted-average outstanding common shares as well as the amount of net loss per share is the same for basic and diluted net loss per share calculations for the period presented. The only items that could potentially dilute earnings per share in the future are common stock options. The common stock options will be included in the diluted earnings per share calculation when dilutive. Net loss per share for the Predecessor Company, which is the period prior to October 1, 2004, is not shown as the common stock of the Predecessor Company was cancelled as part of the Plan of Reorganization, and therefore is no longer meaningful. .

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R has been adopted as discussed in Note 4 and did not have a material effect on our consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2005 presentation.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------

                                                     Successor         Predecessor
                                                      Company            Company
                                                 -----------------  -----------------
                                                   March 31, 2005   December 31, 2004
                                                 -----------------  -----------------
 Network assets                                   $    89,151,778    $   89,174,889
 Switching equipment                                   26,417,870        26,413,700
 Furniture, vehicles, and office equipment              1,541,377         1,322,057
 Building                                               1,680,000         1,680,000
 Land                                                     470,000           470,000
                                                 -----------------  -----------------
   Property and equipment in service              $   119,261,025    $  119,060,646
 Accumulated depreciation                             (33,224,137)      (16,620,410)
                                                 -----------------  -----------------
   Property and equipment in service, net              86,036,888       102,440,236
 Construction work in progress                          5,863,369         3,818,094
                                                 -----------------  -----------------
   Total property and equipment, net              $    91,900,257    $  106,258,330
                                                 =================  =================

     On October 1, 2004, the Company applied fresh-start reporting, which required the assets and liabilities to be recorded at fair value. Accordingly, the Company reduced the value of the property and equipment by approximately $26.6 million.

     In June 2004, under an Asset Purchase Agreement, Sprint acquired the Company's economic interests in approximately 92,500 subscribers, seven retail store leases and related store assets in the Company's NTELOS markets in Virginia and West Virginia. On February 1, 2005, the Company entered into an amendment to the June 2004 Asset Purchase Agreement. The amendment resulted in a payment of approximately $81,000 to the Company by Sprint. On February 1, 2005, the Company entered into a second Asset Purchase Agreement to sell approximately 1,600 subscribers in the Company's Ironton, Ohio market to Sprint for approximately $639,000.

NOTE 6 - SPRINT AGREEMENTS

     Under the Sprint Agreements, Sprint provides the Company significant support services such as billing, collections, long distance, customer care, network operations support, inventory logistics support, use of the Sprint and Sprint PCS brand names, national advertising, national distribution, and product development. Additionally, the Company derives substantial roaming revenue and expenses when Sprint's and Sprint's network partners' PCS wireless subscribers incur minutes of use in the Company's territories and when the Company's subscribers incur minutes of use in Sprint and other Sprint network partners' PCS territories. These transactions are recorded in roaming revenue, cost of service, cost of equipment, and selling and marketing expense captions in the accompanying consolidated statements of operations. Cost of service and roaming transactions include long distance charges, roaming expense, and the costs of services such as billing, collections, and customer service and other pass-through expenses. Cost of equipment transactions relate to inventory purchased by the Company from Sprint under the Sprint Agreements. Selling and marketing transactions relate to subsidized costs on handsets and commissions paid by the Company under Sprint's national distribution program. The 8% management fee is included in general and administrative. Amounts recorded relating to the Sprint Agreements are as follows:

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------


                                        Successor
                                         Company            Predecessor Company
                                    ---------------------  ---------------------
                                       For the Three            For the Three
                                       Months Ended             Months Ended
                                      March 31, 2005           March 31, 2004
                                    ---------------------  ---------------------
Roaming revenue                       $  11,954,328           $  12,887,607
                                    ====================   =====================
Cost of service:
  Roaming                             $   8,217,633           $  10,926,552
  Billing and customer care               3,554,796               4,930,801
  Long distance                           1,436,313               2,401,490
                                    ---------------------  ---------------------

     Total cost of service               13,208,742              18,258,843
  Cost of equipment                       2,073,233               1,734,049
  Selling and marketing                     436,190                 235,978
  General and administrative:
     Management fee                       2,331,864               3,663,701
                                    ---------------------  ---------------------
     Total expense                    $  18,050,029           $  23,892,571
                                    ====================   =====================

     On March 16, 2005, the Company entered into a new addendum to its affiliation agreements with Sprint. This addendum implemented the "price simplification" provisions of similar addenda which Sprint has entered into with most of the other PCS affiliates of Sprint. Under this simplification, service bureau fees will be charged at a monthly rate per subscriber of $7.00 for 2005 and $6.75 for 2006; cost per gross addition services will be charged at a monthly rate of $22.00 per gross subscriber addition in the Company's markets through 2006. With respect to roaming charges, the addendum establishes a reciprocal roaming rate for voice subscribers within the Sprint network of $0.058 per minute through December 31, 2006. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS' retail yield for voice usage from the prior year. With respect to several of its markets in western Pennsylvania and eastern Pennsylvania, the Company receives the benefit of a special reciprocal rate of $0.10 per minute. Under the addendum, this special $0.10 rate will terminate, with respect to each of these two sets of markets, on the earlier of December 31, 2011 or the first day of the calendar month which follows the first calendar quarter during which the Company achieves a subscriber penetration rate of at least 7% of its covered population.

NOTE 7 - INTANGIBLE ASSETS

     On September 30, 2004, the Company recorded intangible assets related to the fair value of owned licensed spectrum, its subscriber base and the Sprint affiliation agreements. The owned licensed spectrum was determined to have an indefinite life as it is expected to be renewed with minimal effort and cost. The subscriber base is being amortized on a straight-line basis over 24 months, which is the estimated average life of a customer. The Sprint affiliation intangible is being amortized over the remaining life of the Sprint affiliation agreements, or 164 months. For the three months ended March 31, 2005, the Company incurred approximately $8.9 million of amortization expense. The details of the intangibles as of March 31, 2005, are as follows:

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------

                                                       Gross                                   Net
                                 Amortization       Intangible         Accumulated         Intangible
                                     Period            Value           Amortization           Value
                                 --------------    --------------    --------------      --------------
Successor intangible assets:
  Owned licensed spectrum           Indefinite      $  1,200,000                 -        $  1,200,000
  Subscriber base                      2 years        63,150,750       (15,787,688)         47,363,063
  Sprint affiliation               13.67 years        56,000,000        (2,048,780)         53,951,220
                                                   --------------    --------------      ---------------
                                                    $120,350,750      $(17,836,468)       $102,514,282
                                                   ==============    ===============     ===============


     Future amortization for the intangibles set forth above for the next five years is as follows:

                      -------------------------------------------------------------------------------------
                                                    Year Ended December 31,
                      -------------------------------------------------------------------------------------
                          2005              2006              2007              2008             2009
                      --------------    --------------    --------------    -------------    --------------
Subscriber base       $ 31,575,375      $ 23,681,531      $         -       $        -       $         -
Sprint affiliation       4,097,561         4,097,561         4,097,561        4,097,561         4,097,561
                      --------------    --------------    --------------    -------------    --------------
Total                 $ 35,672,936      $ 27,779,092      $  4,097,561      $ 4,097,561      $  4,097,561
                      ==============    ==============    ==============    =============    ==============


    NOTE 8 - LONG-TERM DEBT

    The components of long-term debt outstanding are as follows:

                                                 Interest Rate at         March 31,       December 31,
                                                  March 31, 2005            2005              2004
                                                 ----------------    ----------------   ----------------
     Senior notes............................        11 3/8%          $ 125,000,000      $ 125,000,000
                                                                     ================   ================

     The Company pays interest on the 11 3/8% senior notes semi-annually on each January 15 and July 15. The first payment of approximately $7.0 million was made on January 15, 2005. These senior notes mature on July 15, 2012, and contain restrictive covenants. The Company is in compliance with such covenants as of March 31, 2005.

NOTE 9 - RELATED PARTIES

     Horizon Personal Communications, Inc. ("HPC"), one of the Company's operating subsidiaries, has entered into a service agreement with Horizon Services, Inc. and a separate services agreement with Horizon Technology, Inc. Horizon Services and Horizon Technology are both wholly owned subsidiaries of Horizon Telcom, Inc., the Company's largest stockholder prior to the effective date of our Plan of Reorganization on October 1, 2004. Thomas McKell, a former director and the father of the Company's CEO, is the President, a director and stockholder of Horizon Telcom.

     Horizon Services provides services to HPC and Bright PCS including insurance functions, accounting services, computer access and other customer relations, human resources, and other administrative services that the Company would otherwise be required to undertake on its own. These agreements have a term of three years, with the right to renew the agreement for additional one-year terms each year thereafter. The Company has the right to terminate each agreement during its term by providing 90 days' written notice to Horizon Services. Horizon Services may terminate the agreement prior to its expiration date only in the event that the Company breaches its obligations under the services agreement and the Company does not cure the breach within 90 days after the Company receives written notice of the breach from Horizon Services. Horizon Services is entitled to direct labor charges at cost and expenses and costs that are directly attributable to the activities covered by the agreement on a direct allocation basis from the Company for services provided.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------


     The agreement provides that Horizon Services' obligations do not relieve the Company of any of its rights and obligations to its subscribers and to regulatory authorities having jurisdiction over them. Horizon Services received compensation from the Company of approximately $790,000 and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the Company had a non-interest bearing payable to Horizon Services of approximately $287,000. As of December 31, 2004, the Company had a non-interest bearing payable to Horizon Services of approximately $445,000 and a receivable of approximately $8,000.

     The Company leases its principal office space and the space for certain equipment from The Chillicothe Telephone Company, a former affiliate of the Company prior to the Company's emergence from bankruptcy and a wholly-owned subsidiary of Horizon Telcom. Under the lease, the Company paid The Chillicothe Telephone Company $30,000 in each of the three months ended March 31, 2005 and 2004. The Company believes the lease was made on terms no less favorable to the Company than would have been obtained from a non-affiliated third party. The lease term expires in May 2007. The Company also has a reciprocal agreement with The Chillicothe Telephone Company for the usage of various circuits by The Chillicothe Telephone Company and the Company. As of March 31, 2005, the Company had a payable to The Chillicothe Telephone Company of approximately $38,000, and a receivable of approximately $24,000. As of December 31, 2004, the Company had a payable to The Chillicothe Telephone Company of approximately $40,000, and a receivable of approximately $26,000.

NOTE 10 - CHANGE IN STOCKHOLDERS' EQUITY

     During the first quarter of 2005 as part of the final distribution of shares in connection with the bankruptcy proceeding (Note 2), the Company issued approximately 104,000 shares of new common stock to settle claims of bond holders and general unsecured creditors.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     In January 2005, the Company signed a $14.0 million agreement to purchase telecommunication equipment from Nortel Networks. The Nortel equipment will replace the Company's existing wireless network equipment in Fort Wayne, Indiana, Chillicothe, Ohio, and Johnson City, Tennessee. The Company has paid $4.25 million through March 31, 2005. The Company has received approximately $4.23 million of the equipment through March 31, 2005.

OPERATING LEASES

     The Company leases office space and various equipment under several operating leases. In addition, the Company has tower lease agreements with third parties whereby the Company leases towers for substantially all of the Company's cell sites. The tower leases are operating leases with a term of five to ten years with three consecutive five-year renewal option periods.

     The Company also leases space for its retail stores. As of March 31, 2005, the Company leased 12 stores, operating throughout its territories.

HORIZON PCS, INC.

Notes to Consolidated Financial Statements
As of March 31, 2005 and December 31, 2004,
And for the Three Months Ended March 31, 2005 and 2004 (unaudited)
--------------------------------------------------------------------------------


LEGAL MATTERS

     The Company is party to legal claims arising in the normal course of business. Although the ultimate outcome of the claims cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved will have a material adverse impact on the Company's results of operations or financial condition.

GUARANTEES

     The senior notes are guaranteed by the Company's subsidiaries, HPC and Bright PCS, and will be guaranteed by the Company's future domestic restricted subsidiaries. The Company has no independent assets or operations apart from its subsidiaries. The guarantees are general unsecured obligations. Each guarantor unconditionally guarantees, jointly and severally, on a senior subordinated basis, the full and punctual payment of principal premium and liquidated damages, if any, and interest on the discount notes when due. If the Company creates or acquires unrestricted subsidiaries and foreign restricted subsidiaries, these subsidiaries need not be guarantors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report includes forward-looking statements, which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report, including without limitation, the statements under "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "ITEM 5. Other Information" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements include, but are not limited to:

     o    statements  regarding  our  anticipated   revenues,   expense  levels,
          liquidity and capital resources and operating losses;

     o    statements regarding our business strategy; and

     o statements regarding expectations or projections about markets in our territory.

     Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that such expectations will prove to be correct or that our goals will be achieved. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     o the impact of our proposed merger with iPCS, Inc. and any effects of a failure of the proposed merger to be consummated;

     o    the impact of the proposed merger of Sprint and Nextel;

     o the impact of the recent modification of our affiliation agreements with Sprint;

     o    the impact of our recently completed bankruptcy proceedings;

     o    our dependence on our affiliation with Sprint;

     o the ability of Sprint to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

     o our dependence on back-office services, such as billing and customer care, provided by Sprint;

     o    changes or advances in technology;

     o    competition in the industry and markets in which we operate;

     o    our ability to attract and retain skilled personnel;

     o our potential need for additional capital or the need to refinance any existing indebtedness;

     o our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

     o    the potential impact of wireless local number portability;

     o    changes in government regulation;

     o    future acquisitions;

     o the competitiveness and impact on us of Sprint's pricing plans and Sprint PCS products and services;

     o    our subscriber credit quality;

     o    continued high rate of subscriber turnover;

     o the potential for inaccuracies in the financial information provided to us by Sprint;

     o    our rates of penetration in the wireless industry and in our markets;

     o    our significant level of indebtedness;

     o the impact and outcome of legal proceedings between other Sprint PCS network partners and Sprint;

     o    adequacy of bad debt and other reserves;

     o    our anticipated future losses;

     o    our subscriber purchasing patterns;

     o    subscriber satisfaction with our network and operations;

     o risks related to future growth and expansion, including subscriber growth;

     o    general economic and business conditions;

     o possible risks associated with eventual compliance with Section 404 of the Sarbanes-Oxley Act; and

     o effects of mergers and consolidations within the wireless telecommunications industry, particularly business combinations involving Sprint or affiliates of Sprint, and unexpected announcements or developments from others in the wireless telecommunications industry.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. See the "Risk Factors" section in the Company's S-4/A filed on April 28, 2005 for further information regarding several of the risks and uncertainties.

OVERVIEW

     Horizon PCS is a PCS affiliate of Sprint, with the exclusive right to market Sprint wireless mobility communications network products and services to a total population of approximately 7.2 million in portions of 11 contiguous states. Its markets are located between Sprint's Chicago, New York and Knoxville markets and connect or are adjacent to 12 major Sprint markets. As a PCS Affiliate of Sprint, Horizon markets wireless mobile communications network products and services under the Sprint and Sprint PCS brand names. As of March 31, 2005, the Company had approximately 183,900 subscribers. Horizon recently revised its method of calculating its total licensed population to make it consistent with the method used by iPCS. This method results in lower reported total licensed population for several BTAs in which there are counties that are only partially covered by our affiliation agreements with Sprint PCS. As a result, the total licensed population is now reported as 7.2 million rather than 7.4 million. Management believes that this change in the reported total licensed population will not have a material effect on the Company's revenues or results of operations.

     Sprint operates a 100% digital PCS wireless network in the United States and holds the licenses to provide PCS nationwide using a single frequency band and a single technology. Sprint, directly and indirectly through network partners such as us, provides wireless services in more than 4,000 cities and communities across the country. Sprint directly operates its PCS network in major metropolitan markets throughout the United States. Sprint has also entered into independent agreements with various network partners, such as us, under which the network partners have agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways.

MERGER AGREEMENT WITH IPCS, INC.

     On March 17, 2005, we entered into an Agreement and Plan of Merger with iPCS, Inc. ("iPCS"), another PCS affiliate of Sprint, pursuant to which we will be merged with and into iPCS. Pursuant to the merger, each issued and outstanding share of our common stock will be converted into 0.7725 shares of common stock of iPCS, subject to adjustment for certain increases or decreases in the outstanding number of shares of Horizon PCS or iPCS, unless the holder exercises its appraisal rights under the General Corporation Law of the State of Delaware. Outstanding options to purchase our common stock will be converted into options to purchase common stock of iPCS. The new options will have the same terms and conditions as the old options, except that the number of shares of iPCS common stock for which the options may be exercised and the exercise price of such options will be adjusted based upon the exchange ratio. For accounting purposes, iPCS will be the acquiror.

     If the merger is consummated, the board of directors of iPCS will consist of three members of our board of directors, three members designated by iPCS and Timothy M. Yager, currently chief executive officer of iPCS.

     The merger agreement contains certain termination rights for the Company and iPCS, including if the Company or iPCS receive and decide to accept an unsolicited, superior offer. The merger agreement further provides that in the event of termination of the merger agreement under certain circumstances, the Company and iPCS may be required to pay the other a termination fee of $7.0 million.

     If the merger is consummated, the senior notes of the Company will become the direct obligations of iPCS.

     In April 2005, the merger was approved under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In May 2005, the FCC consented to the merger. The merger is subject to approval by the holders of a majority of the Company's common stock and approval by the holders of a majority of iPCS common stock. For more information regarding the merger, see Amendment No. 1 to the registration statement on Form S-4 as filed by iPCS on May 11, 2005.

SPRINT/NEXTEL MERGER

     On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that they had signed a merger agreement, pursuant to which Sprint Corporation and Nextel Communications, Inc. would merge and combine their operations. Nextel Communications, Inc. and an affiliated company, Nextel Partners, Inc., operate wireless telecommunications networks in portions of our service areas. Pursuant to our affiliation agreements with Sprint, Sprint has granted us certain exclusivity rights within our service areas. The pending merger between Sprint and Nextel and the operations of the combined company may result in a breach of the exclusivity provisions of our affiliation agreements with Sprint, among others. Sprint has announced that it will pursue discussions with the PCS affiliates of Sprint directed toward a modification of our affiliation agreements as a result of the Sprint/Nextel merger. We do not know the terms of Sprint's proposal, or whether we will ultimately reach agreement with Sprint on mutually satisfactory terms for a revised affiliation agreement. It is likely that such a revised affiliation agreement would materially change our business and operations and may result in us making significant payments to lease or acquire network assets and subscribers or to otherwise modify our network and marketing plans. There is no assurance that we will have adequate funds on hand or the ability to borrow such funds in order to acquire the network assets and subscribers or to otherwise modify our network. In addition, any borrowing would increase our existing substantial leverage. The announcement and closing of the Sprint/Nextel merger may give rise to a negative reaction by our existing and potential customers and a diminution in brand recognition or loyalty, which may have an adverse effect on our revenues. If necessary, we intend to enforce our rights, whether through seeking injunctive relief or otherwise, to the extent that Sprint violates or threatens to violate the terms of our affiliation agreements with Sprint. In the event that the Sprint/Nextel merger, or any other business combination involving Sprint, is consummated, we may also incur significant costs associated with integrating Sprint's merger partner onto our network. In addition, the proposed Sprint/Nextel merger, or any other such business combination involving Sprint, imposes a degree of uncertainty on the future of our business and operations insofar as it may lead to a change in Sprint's PCS affiliate strategy, which may have an adverse effect on our share price and/or the value of our senior notes.

IMPLEMENTATION OF FRESH-START ACCOUNTING

     Pursuant to American Institute of Certified Public Accountants, or "AICPA," Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," or "SOP 90-7," the accounting for the effects of the Reorganization began once the Plan of Reorganization was confirmed by the Bankruptcy Court, which became effective on October 1, 2004. The fresh-start accounting principles pursuant to SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets of reorganized Horizon PCS, Inc. as of the confirmation date.

     We adopted fresh-start accounting as of October 1, 2004 and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of September 30, 2004 and prior to October 1, 2004 have been designated "Predecessor Company" and the periods subsequent to September 30, 2004 have been designated "Successor Company". Under fresh-start accounting, our reorganization value was allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations. As a result of the implementation of fresh-start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

KEY METRICS

     The following discussion details key operating metrics and focuses on the details of our financial performance over the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     We provide certain financial measures that are calculated in accordance with generally accepted accounting principles in the United States ("GAAP") to assess our financial performance. In addition, we also use non-financial terms, such as churn, which are metrics used in the wireless communications industry and are not measures of financial performance under GAAP.

     Subscriber Additions. For the three months ended March 31, 2005, our net subscribers increased by approximately 800 subscribers. We added approximately 2,400 net subscribers and sold our interests in approximately 1,600 subscribers to Sprint. We expect our subscriber additions to continue to increase in 2005 as we resume building our subscriber base now that we are emerged from bankruptcy. Our subscriber base as of March 31, 2005 consisted of approximately 80% prime credit subscribers compared to approximately 81% as of December 31, 2004. Prime credit subscribers are those customers with a favorable credit rating.

     Churn. Churn is the monthly rate of subscriber turnover that results from both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of subscribers that discontinued service during the month, net of 30-day returns, by the beginning subscriber base for the period. Churn for the three months ended March 31, 2005 was 2.9%, the same as the three months ended March 31, 2004.

RESULTS OF OPERATIONS

     Results of the Predecessor Company include the operations in our Virginia and West Virginia markets that were previously operated under a Network Services Agreement with NTELOS, Inc. These markets were sold to Sprint on June 15, 2004, and included the economic interest in approximately 92,500 subscribers and seven retail stores.

     Revenues. The following table sets forth a breakdown of our revenues by type for the three months ended March 31:


                              Successor Company         Predecessor Company
                           ------------------------   ------------------------
                             Three Months Ended        Three Months Ended
                                 March 31,                  March 31,
                                    2005                      2004
                           ------------------------  ------------------------
                             Amount          %         Amount         %
                           -----------  -----------  -----------  -----------
                                        (dollars in thousands)
Subscriber revenues           $27,731         63%      $45,659          72%
Roaming revenues               15,217         35%       16,242          26%
Equipment revenues              1,063          2%        1,275           2%
                           -----------  -----------  -----------  -----------
Total revenues                $44,011        100%      $63,176         100%
                           ===========  ===========  ===========  ===========


     Subscriber revenues. We had approximately 183,900 subscribers at March 31, 2005, compared to approximately 288,900 at March 31, 2004, of which approximately 93,800 were in the NTELOS markets. Subscriber revenues for the three months ended March 31, 2005 were approximately $27.7 million, compared to approximately $45.7 million for the three months ended March 31, 2004, a decrease of approximately $18.0 million. We received approximately $15.9 million of subscriber revenues from the NTELOS markets in the first quarter of 2004. As a result of the decline in our customer base, net of NTELOS, we recognized approximately $2.1 million less in subscriber revenues.

     Roaming revenues. Roaming revenues decreased from approximately $16.2 million for the three months ended March 31, 2004 to approximately $15.2 million for the three months ended March 31, 2005, a decrease of approximately $1.0 million. This decrease resulted from less minutes of use by Sprint subscribers on our network in the NTELOS market, which accounted for approximately $4.6 million of roaming revenue in the first quarter of 2004, offset by an increase of approximately $3.6 million as a result of an increase in rates and minutes of use in 2005.

     Equipment revenues. Equipment revenues for the three months ended March 31, 2005 were approximately $1.1 million, compared to approximately $1.3 million for the three months ended March 31, 2004, representing a decrease of approximately $200,000. We sold, including new activations and upgrades, approximately 11,900 handsets at our retail stores during the three months ended March 31, 2005, as compared to approximately 9,100 sold during the three months ended March 31, 2004. Despite selling more handsets in 2005, we sold these handsets at a lower average price, net of applicable rebates.

     Cost of service. Cost of service for the three months ended March 31, 2005 was approximately $23.7 million, compared to approximately $44.1 million for the three months ended March 31, 2004, a decrease of approximately $20.4 million. Approximately $18.6 million of the 2004 expenses were incurred in the NTELOS markets. Network operating expenses also declined approximately $1.8 million due to lower costs, primarily for circuits and switches.

     Cost of equipment. Cost of equipment for the three months ended March 31, 2005 was approximately $2.1 million, compared to approximately $1.7 million for the three months ended March 31, 2004, an increase of approximately $400,000. Cost of equipment increased as a result of more handsets and accessories sold during 2005. We sold approximately 11,900 handsets, including new activations and upgrades, at our retail stores during the three months ended March 31, 2005, as compared to approximately 9,100 sold during the three months ended March 31, 2004.

     Selling and marketing expenses. Selling and marketing expenses decreased to approximately $5.7 million for the three months ended March 31, 2005, compared to approximately $6.6 million for the three months ended March 31, 2004, a decrease of approximately $900,000. The sale of the NTELOS markets accounted for approximately $2.0 million of the decrease, offset by an increase of approximately $1.1 million attributable to increased spending on marketing and advertising since emerging from bankruptcy. Selling and marketing expenses include the costs associated with operating our retail stores, including marketing, advertising, payroll and sales commissions. Selling and marketing expenses also include commissions paid to national and local third-party distribution channels and subsidies on handsets sold by third parties for which we do not record revenue. We expect selling and marketing expenses to continue increasing as we resume building our subscriber base.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2005 were $7.6 million as compared to $8.1 million for the same period in 2004. The sale of the NTELOS markets resulted in savings of approximately $1.8 million for the first quarter 2005 as compared to the first quarter in 2004. This decrease was offset by approximately $1.3 million of increased legal and other financial services expenses. The legal and other financial services expenses include approximately $1.4 million in fees associated with our merger with iPCS.

     Reorganization expenses. Reorganization expenses for the three months ended March 31, 2004 were $5.5 million. These expenses consist of professional fees related to our bankruptcy filing of approximately $5.2 million, as well as payments under our key employee retention plan of $300,000.

     Non-cash compensation expense. We recorded approximately $836,000 and $48,000 for the three months ended March 31, 2005 and 2004, respectively, for stock options granted in October 2004 and November 1999, respectively. The increase was the result of the Predecessor's options being cancelled as a result of the reorganization on October 1, 2004 and new options being granted. In addition, the 2005 period reflects the adoption of SFAS No. 123R, which caused us to record higher compensation expense for stock options.

     Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2005 was approximately $25.6 million compared to approximately $8.2 million for the three months ended March 31, 2004, an increase of approximately $17.4 million. The increase was the result of revaluing the property, plant and equipment and intangible assets during the application of fresh-start accounting. The property, plant and equipment adjustments resulted in an increase of approximately $8.5 million for the three months ended March 31, 2005 as compared to the same period in 2004. Under fresh-start accounting, the remaining useful lives were recasted, resulting in a shorter remaining life and therefore greater depreciation expense. Approximately $8.9 million of the increase was due to the intangible assets that were not recorded on the balance sheet prior to the adoption of fresh-start reporting on October 1, 2004.

     Gain on sale of subscribers. During the three months ended March 31, 2005, we recorded a gain of approximately $700,000 related to sale of subscribers to Sprint. Approximately $600,000 of the gain was from the sale of our interest in approximately 1,600 subscribers in the Ironton, Ohio market to Sprint on February 1, 2005. Approximately $100,000 of the gain was an amendment, signed in February 2005, to the Asset Purchase Agreement entered into in May 2004, related to the sale of subscribers in the NTELOS markets.

     Interest income and other, net. Interest income and other net income for the three months ended March 31, 2005 was approximately $300,000 compared to approximately $100,000 for the three months ended March 31, 2004 and consisted primarily of interest income. This increase was due to lowering the balance of cash on hand and increasing the amount invested in corporate bonds and commercial paper.

     Interest expense, net. Interest expense for the three months ended March 31, 2005 was approximately $3.6 million, compared to approximately $2.1 million for the three months ended March 31, 2004.

     We accrue interest at a rate of 11 3/8% annually on our $125.0 million senior notes issued in July 2004 and began making semi-annual payments on January 15, 2005. Interest expense on the $125.0 million senior notes was approximately $3.6 million for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2005 also included approximately $100,000 in amortization of deferred financing fees related to our $125.0 million senior notes, offset by approximately $100,000 of capitalized interest. For the three months ended March 31, 2004, interest expense consisted of approximately $2.1 million on our former senior secured credit facility.

     Preferred stock dividend. We recorded approximately $3.3 million for the three months ended March 31, 2004. This stock was cancelled as a result of our reorganization on October 1, 2004.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had $50.4 million in cash and cash equivalents compared to $55.5 million as of December 31, 2004.

     With the net proceeds from the offering of the senior notes and subject to our ability to manage subscriber growth and achieve operating efficiencies, cash and cash equivalents, combined with cash flows from operations, are expected to be sufficient to fund any operating losses and working capital and to meet capital expenditure needs and debt service requirements for at least the next twelve months.

     Statement of Cash Flows. At March 31, 2005, we had cash and cash equivalents of approximately $50.4 million. At December 31, 2004, we had cash and cash equivalents of approximately $55.5 million. The decrease in cash and cash equivalents of approximately $5.1 million is attributed to cash used in operating activities of $3.6 million and cash used in investing activities of $1.6 million.

     Net cash used in operating activities for the three months ended March 31, 2005 was approximately $3.6 million. This reflects the continuing use of cash for our operations to add subscribers and operate our network. The net loss of approximately $24.1 million was offset by approximately $25.6 million in depreciation, partially offset by approximately $5.1 million in other working capital changes. Net cash used in operating activities for the three months ended March 31, 2004 was approximately $4.8 million. Included in this amount is approximately $5.5 million of reorganization expenses related to our bankruptcy filing. The net loss of approximately $13.0 million was partially offset by depreciation, increases in accounts payable and accrued liabilities, offset by increases to accounts receivable and prepaid expenses.

     Net cash used in investing activities for the three months ended March 31, 2005 was approximately $1.6 million, consisting of $700,000 of proceeds received from Sprint for subscribers, offset by $2.3 million of capital expenditures on our network. Total capital expenditures anticipated during 2005 are estimated to be approximately $19.0 million, less approximately $4.5 million from the sale of old equipment for a net expenditure of $14.5 million.

SEASONALITY

     Our business is subject to seasonality because the wireless telecommunications industry historically has been heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth calendar quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

     o the use of retail distribution, which is more dependent upon the year-end holiday shopping season;

     o    the timing of new product and service announcements and introductions;

     o    competitive pricing pressures; and

     o    aggressive marketing and promotions.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

     Allowance for Doubtful Accounts. Estimates are used in determining our allowance for doubtful accounts receivable, which are based on a percentage of our accounts receivables by aging category. The percentage is derived by considering our historical collections and write-off experience, and current aging of our accounts receivable and credit-quality trends, as well as Sprint's credit policy. A change in the actual write-offs experienced could have a material impact on our financial statements. The following table provides certain statistics on our allowance for doubtful accounts receivable for the three months ended:

                                                      MARCH 31,       MARCH 31,
                                                        2005            2004
                                                    ------------   ------------
Bad debt as a % of subscriber revenue..........          4%             3%
Write-offs, net of recoveries as a % of
  subscriber revenue...........................          5%             4%
Allowance for doubtful accounts as a % of
  accounts receivable..........................          8%             7%

     Revenue recognition. We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. We recognize service revenue from our subscribers as they use the service. We pro-rate monthly subscriber revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee when they initiate service. We reduce recorded service revenue for billing adjustments. Effective July 1, 2003, we adopted EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF guidance addresses accounting for arrangements that involve multiple revenue-generating activities. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a bundled transaction, and the consideration will be measured and allocated to the separate units of the arrangement based on their relative fair values. The guidance in EITF No. 00-21 became effective for revenue arrangements entered into for quarters beginning after June 15, 2003. We elected to apply this guidance prospectively from July 1, 2003. Prior to the adoption of EITF No. 00-21, under the provisions of SAB No. 101, we accounted for the sale of our handsets and our subsequent service to the customer as a single unit of accounting because our wireless service is essential to the functionality of our handsets. Accordingly, we deferred all activation fee revenue and its associated direct costs and amortized these revenues and costs over the average life of our subscribers, which we estimate to be 24 months. Under EITF No. 00-21 we no longer need to consider whether customers can use their handsets without our wireless service provided to them. Because we meet the criteria stipulated in EITF No. 00-21, the adoption of EITF No. 00-21 requires us to account for the sale of the handset as a separate unit of accounting from the subsequent service to the customer. With the adoption of EITF No. 00-21, we now recognize activation fee revenue generated from our retail stores as equipment revenue. In addition, we recognize the portion of the direct activation fee costs related to the handsets sold in our retail stores. Subsequent to July 1, 2003, we have continued to apply the provisions of SAB No. 101 and have deferred and amortized activation fee revenue and costs generated by subscribers activated other than through our retail stores.

     We participate in the Sprint PCS national and regional distribution program in which national retailers such as RadioShack and Best Buy sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under our affiliation agreements with Sprint, when a national retailer sells a handset purchased from Sprint to a subscriber in our territory, we are obligated to reimburse Sprint for the handset subsidy that Sprint originally incurred. The national retailers sell Sprint wireless services under the Sprint and Sprint PCS brands and marks. We do not receive any revenues from the sale of wireless handsets by national retailers. We classify these Sprint wireless handset subsidy charges as a sales and marketing expense for a wireless handset sale to a new subscriber and classify these subsidies as a cost of service for a wireless handset upgrade to an existing subscriber.

     A management fee of 8% of collected PCS revenues from Sprint PCS subscribers based in our territory is accrued as services are provided, remitted to Sprint and recorded as general and administrative expense. Revenues generated from the sale of handsets and accessories, inbound and outbound Sprint PCS roaming fees, and roaming services provided to Sprint PCS customers who are not based in our territory are not subject to the 8% affiliation fee. Expense related to the management fees charged under the agreement was approximately $2.3 million and $3.7 million for the three months ended March 31, 2005 and 2004, respectively.

IMPLEMENTATION OF FRESH-START ACCOUNTING

     Pursuant to American Institute of Certified Public Accountants, or "AICPA," Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," or "SOP 90-7," the accounting for the effects of the Reorganization began once the Plan of Reorganization was confirmed by the Bankruptcy Court, which became effective on October 1, 2004. The fresh-start accounting principles pursuant to SOP 90-7 provide, among other things, for us to determine the value to be assigned to the assets of reorganized Horizon PCS, Inc. as of the confirmation date.

     We adopted fresh-start accounting as of October 1, 2004 and our emergence from Chapter 11 resulted in a new reporting entity. The periods as of September 30, 2004 and prior to October 1, 2004 have been designated "Predecessor Company" and the periods subsequent to September 30, 2004 have been designated "Successor Company". Under fresh-start accounting, our reorganization value was allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations. As a result of the implementation of fresh-start accounting, our financial statements after the effective date are not comparable to our financial statements for prior periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R has been adopted as discussed in Note 4 and did not have a material effect on our consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

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

     As of March 31, 2005, we had outstanding borrowings of approximately $125.0 million under our senior notes issued in 2004. The rate of interest on the senior notes is fixed at 11 3/8%. To the extent that we incur any floating rate financing in the future, we would be exposed to interest rate risk on such indebtedness, as variable interest rates may increase substantially. If the merger with iPCS is consummated, the senior notes will become the direct obligations of iPCS.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

     Our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) ("Disclosure Controls") are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     As of March 31, 2005, the last day of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our Disclosure Controls were effective at the reasonable assurance level to ensure that material information related to our Company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint. To address this issue, Sprint engages an independent registered public accounting firm to perform a periodic evaluation of these controls and to provide a "Report on Controls

Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided bi-annually to us.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to various legal actions that are ordinary and incidental to our business. While the outcome of legal actions cannot be predicted with certainty, our management believes the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In the quarter ended March 31, 2005, we issued 103,749 shares of common stock to creditors pursuant to our Plan of Reorganization. The Company relied on the exemption from registration under Securities Act of 1933 provided by Section 1145 of the United States Bankruptcy Code.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     (a) None.

     (b) None.

ITEM 6. EXHIBITS

EXHIBITS

   Exhibit No. Description
   ----------- -----------
     2.1***(1) Asset  Purchase  Agreement,  dated  as of May  12,  2004,  by and between Horizon PCS, Inc., Horizon Personal Communications, Inc., Bright Personal Communications Services, LLC and Sprint PCS, Inc.
               (1)
     2.2*** Joint Plan of Reorganization of Horizon PCS, Inc., Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, dated as of September 20, 2004.
     2.3****(1)Agreement and Plan of Merger,  dated as of March 17, 2005, by and between iPCS, Inc. and Horizon PCS, Inc. (1)
     2.4**** Support Agreement, dated as of March 17, 2005, by and among iPCS, Inc., Apollo Investment Fund IV, L.P. and certain of its affiliates.
     2.5**** Support Agreement, dated as of March 17, 2005, by and among Horizon PCS, Inc. and certain affiliates of American International Group, Inc.

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

     3.1***    Amended and Restated Certificate of Incorporation of Horizon PCS.
     3.2***    Amended and Restated Bylaws of Horizon PCS.
    10.3.5***  Addendum  VIII to Sprint PCS  Management  Agreement,  dated as of
               March 16, 2005,  among  Horizon  Personal  Communications,  Inc.,
               SprintCom,   Inc.,  Sprint  Spectrum  L.P.,   WirelessCo,   L.P.,
               PhillieCo,  L.P., APC PCS, LLC and Sprint Communications Company,
               L.P.
    10.7.1***  Addendum  IV  to  Sprint  PCS  Management Agreement,  dated as of
               March  16, 2005,  by  and  between  Sprint Spectrum L.P.,  Sprint
               Communications Company, L.P.  and Bright  Personal Communications
               Services, LLC.
    10.14***   Settlement  Agreement  and  Mutual Release, dated as of March 16,
               2005,  by  and  between  Sprint  Spectrum  L.P., SprintCom, Inc.,
               WirelessCo,   L.P.,   PhillieCo,  L.P.,   APC  PCS,  LLC,  Sprint
               Communications  Company  L.P.,  Horizon  Personal Communications,
               Inc.  Bright  Personal  Communications  Services, LLC and Horizon
               PCS, Inc.
     31.1      Certification   of   CEO   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002.
     31.2      Certification   of   CFO   Pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act of 2002.
     32.1      Certification  of CEO  Pursuant  to 18 U.S.C.  Section  1350,  as
               Adopted  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
               2002.
     32.2      Certification  of CFO  Pursuant  to 18 U.S.C.  Section  1350,  as
               Adopted  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
               2002.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HORIZON PCS, INC.
                              Registrant


  Date: May 16, 2005          By: /s/  William A. McKell
                                  --------------------------
                              William A. McKell
                              President and Chief Executive Officer
                              (Principal Executive Officer)



  Date: May 16, 2005          By: /s/  Peter M. Holland
                                 --------------------------
                              Peter M. Holland
                              Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)